Form 10QSB
period 1997-06-30
OHIO STATE FINANCIAL SERVICES INC
filed 1997-09-18
CIK 1039188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

For the transition period from ____________ to ____________

                        Commission File Number _________
                       Ohio State Financial Services, Inc.
             (Exact name of registrant as specified in its charter)

             Ohio                                      31-1529204
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                      435 Main Street, Bridgeport, OH 43912
                      -------------------------------------
                    (Address of principal executive offices)

                                 (614) 635-0764
                          ----------------------------
                             (Registrant's telephone
                          number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

       As of September 16, 1997, the latest practicable date, 100 shares of the registrant's common shares, without par value, were issued and outstanding.

             BRIDGEPORT SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY

                                      INDEX


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statement of Financial Condition (Unaudited) as of
                June 30, 1997 and December 31, 1996                                                       3

              Consolidated Statement of Operations (Unaudited)
                for the Six Months ended June 30, 1997 and 1996                                           4

              Consolidated Statement of Operations (Unaudited)
                for the Three Months ended June 30, 1997 and 1996                                         5

              Consolidated Statement of Cash Flows (Unaudited)
                for the Six Months ended June 30, 1997 and 1996                                           6

              Notes to Unaudited Consolidated Financial Statements                                        7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                               8

PART II  -  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                          12

Item 2.       Changes in Securities                                                                      12

Item 3.       Default Upon Senior Securities                                                             12

Item 4.       Submissions of Matters to a Vote of Security Holders                                       12

Item 5.       Other Information                                                                          12

Item 6.       Exhibits and Reports on Form 8-K                                                           12

SIGNATURES                                                                                               13

             BRIDGEPORT SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                                                                      June 30,             December 31,
                                                                                        1997                   1996
                                                                                  -----------------     -----------------

ASSETS Cash and cash equivalents:
   Cash and amounts due from banks                                                $         539,201     $         450,252
   Interest-bearing deposits with other institutions                                      1,953,775             1,985,410
                                                                                  -----------------     -----------------
       Total cash and cash equivalents                                                    2,492,976             2,435,662

Interest bearing time deposits                                                            1,300,000               800,000

Investment securities:
   Securities held to maturity (fair value of $4,801,393
       and $4,873,596)                                                                    4,719,722             4,781,206
   Securities available for sale                                                            350,700               339,300
                                                                                  -----------------     -----------------
       Total investment securities                                                        5,070,422             5,120,506

Loans receivable, (net of allowance for loan losses
   of $140,978 and $143,000)                                                             24,660,286            24,892,321
Office properties and equipment, net                                                        473,842               471,672
Accrued interest receivable                                                                 165,730               134,340
Other assets                                                                                100,575                74,153
                                                                                  -----------------     -----------------

       TOTAL ASSETS                                                               $      34,263,831     $      33,928,654
                                                                                  =================     =================

LIABILITIES AND RETAINED EARNINGS

Deposits                                                                          $      28,954,640     $      28,791,121
Advances from borrowers for taxes and insurance                                             138,989               154,245
Accrued interest payable and other liabilities                                              217,997               212,945
                                                                                  -----------------     -----------------
       Total liabilities                                                                 29,311,626            29,158,311
                                                                                  -----------------     -----------------

Retained earnings - substantially restricted                                              4,952,205             4,770,343
                                                                                  -----------------     -----------------
Total retained earnings                                                                   4,952,205             4,770,343
                                                                                  -----------------     -----------------

       TOTAL LIABILITIES AND RETAINED EARNINGS                                    $      34,263,831     $      33,928,654
                                                                                  =================     =================




See accompanying notes to the unaudited consolidated financial statements.

             BRIDGEPORT SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      For the Six Months Ended June 30,
                                                                                        1997                  1996
                                                                                  -----------------     -----------------

INTEREST AND DIVIDEND INCOME
   Loans                                                                          $         976,758     $       1,008,995
   Interest-bearing deposits and investment securities                                      197,269               198,009
   Mortgage-backed securities                                                                44,355                53,666
   Dividends on Federal Home Loan Bank stock                                                 11,559                10,627
                                                                                  -----------------     -----------------
       Total interest and dividend income                                                 1,229,941             1,271,297
                                                                                  -----------------     -----------------

INTEREST EXPENSE
   Deposits                                                                                 577,799               579,700
   Advances from Federal Home Loan Bank                                                         961                     -
                                                                                  -----------------     -----------------
       Total interest expense                                                               578,760               579,700
                                                                                  -----------------     -----------------

NET INTEREST INCOME                                                                         651,181               691,597

PROVISION FOR LOAN LOSSES                                                                         -                     -
                                                                                  -----------------     -----------------

   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      651,181               691,597
                                                                                  -----------------     -----------------

NONINTEREST INCOME
   Service charges                                                                            3,554                 9,418
   Gain on sale of other real estate                                                          2,245                     -
   Other income                                                                              21,534                16,051
                                                                                  -----------------     -----------------
       Total noninterest income                                                              27,333                25,469
                                                                                  -----------------     -----------------

NONINTEREST EXPENSE
   Salaries and benefits                                                                    180,108               171,242
   Occupancy and equipment                                                                   46,036                60,618
   Deposit insurance premiums                                                                11,575                39,884
   Legal and accounting fees                                                                 12,985                14,242
   Advertising and public relations                                                          18,702                14,242
Franchise, payroll and other taxes                                                           45,573                46,810
Stationery, printing and office expenses                                                     19,394                11,215
   Service bureau expense                                                                    23,895                29,002
   Other expenses                                                                            45,497                56,407
                                                                                  -----------------     -----------------
       Total noninterest expense                                                            403,765               443,662
                                                                                  -----------------     -----------------

INCOME BEFORE INCOME TAXES                                                                  274,749               273,404

INCOME TAXES                                                                                 92,887                91,325
                                                                                  -----------------     -----------------

NET INCOME                                                                        $         181,862     $         182,079
                                                                                  =================     =================


See accompanying notes to the unaudited consolidated financial statements.

             BRIDGEPORT SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     For the Three Months Ended June 30,
                                                                                        1997                   1996
                                                                                  -----------------     -----------------

INTEREST AND DIVIDEND INCOME
   Loans                                                                          $         487,395     $         498,165
   Interest-bearing deposits and investment securities                                      100,738               103,968
   Mortgage-backed securities                                                                21,832                26,112
   Dividends on Federal Home Loan Bank stock                                                  5,961                 5,359
                                                                                  -----------------     -----------------
       Total interest and dividend income                                                   615,926               633,604
                                                                                  -----------------     -----------------

INTEREST EXPENSE
   Deposits                                                                                 291,079               291,097
   Advances from Federal Home Loan Bank                                                         456                     -
                                                                                  -----------------     -----------------
       Total interest expense                                                               291,535               291,097
                                                                                  -----------------     -----------------

NET INTEREST INCOME                                                                         324,391               342,507

PROVISION FOR LOAN LOSSES                                                                         -                     -
                                                                                  -----------------     -----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         324,391               342,507
                                                                                  -----------------     -----------------

NONINTEREST INCOME
   Service charges and other fees                                                             1,450                 7,024
   Gain on sale of other real estate                                                          2,245                     -
   Other income                                                                              14,482                 5,308
                                                                                  -----------------     -----------------
       Total noninterest income                                                              18,177                12,332
                                                                                  -----------------     -----------------

NONINTEREST EXPENSE
   Salaries and benefits                                                                     89,290                83,766
   Occupancy and equipment                                                                   22,425                33,963
   Deposit insurance premiums                                                                 6,954                19,934
   Legal and accounting fees                                                                  7,698                 6,788
   Advertising and public relations                                                          10,983                 9,509
Franchise, payroll and other taxes                                                           21,762                21,837
Stationery, printing and office expenses                                                      9,269                 4,393
   Service bureau expense                                                                    11,431                13,168
   Other expenses                                                                            23,212                32,900
                                                                                  -----------------     -----------------
       Total noninterest expense                                                            203,024               226,258
                                                                                  -----------------     -----------------

INCOME BEFORE INCOME TAXES                                                                  139,544               128,581

INCOME TAXES                                                                                 47,184                42,432
                                                                                  -----------------     -----------------

NET INCOME                                                                        $          92,360     $          86,149
                                                                                  =================     =================


See accompanying notes to the unaudited consolidated financial statements.

             BRIDGEPORT SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  For the  Six Months Ended June 30,
                                                                                     1997                 1996
                                                                              -----------------     -----------------
OPERATING ACTIVITIES
   Net income                                                                 $         181,862     $         182,079
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                                      22,310                35,687
Investment accretion and amortization, net                                               (1,537)               (7,270)
       Federal Home Loan Bank stock dividends                                           (11,400)              (10,500)
       Deferred federal income taxes                                                      7,497                     -
Gain on sale of real estate owned                                                        (2,245)                    -
       Decrease (increase) in accrued interest receivable
         and other assets                                                               (57,812)                5,346
       Increase (decrease) in accrued interest payable
         and other liabilities                                                           (2,445)              (44,782)
                                                                              -----------------     -----------------

       Net cash provided by operating activities                                        136,230               160,560
                                                                              -----------------     -----------------

INVESTING ACTIVITIES
Net increase in interest-bearing deposits                                              (500,000)             (700,000)
   Proceeds from maturity of held-to-maturity securities                                      -               400,000
   Principal collected on mortgage-backed securities                                     63,021               114,059
   Net decrease in loans                                                                214,415               760,491
   Proceeds from the sale of other real estate                                           19,865                     -
   Purchases of office properties and equipment                                         (24,480)              (18,605)
                                                                              -----------------     -----------------

       Net cash provided by (used for) investing activities                            (227,179)              555,945
                                                                              -----------------     -----------------

FINANCING ACTIVITIES
   Net increase in deposits                                                             163,519                67,241
Net change in advances for taxes and insurance                                          (15,256)              (64,300)
                                                                              -----------------     -----------------

       Net cash provided by financing activities                                        148,263                 2,941
                                                                              -----------------     -----------------

       Increase in cash and cash equivalents                                             57,314               719,446

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        2,435,662             1,177,023
                                                                              -----------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $       2,492,976     $       1,896,469
                                                                              =================     =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
       Interest on deposits and borrowings                                    $         578,105     $         594,058
       Income taxes                                                                       1,769                31,888
   Loans transferred to real estate acquired in settlement                               17,620                     -

See accompanying notes to the unaudited consolidated financial statements.

             BRIDGEPORT SAVINGS AND LOAN ASSOCIATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 1997, the Board of Directors of Bridgeport Savings and Loan Association (the "Association") approved a plan of conversion (the "Plan") whereby the Association would convert from a mutual savings and loan association to a capital stock savings and loan association incorporated under Ohio law and simultaneously issue all of its outstanding stock to a newly-formed holding company, Ohio State Financial Services, Inc. (the "Registrant"). Pursuant to the Plan, the Association will offer for sale up to 892,687 common shares to certain depositors and members of the community. The costs of issuing the common shares will be deferred and deducted from the sale proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations of the Association. At June 30, 1997, the Association had incurred conversion costs totaling approximately $74,732.

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Bridgeport Savings and Loan Association (the "Association"), include its wholly-owned subsidiary, Trailway Financial, Inc. All intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EFFECTS OF RECENT ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and requires that an enterprise (a) classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. Management does not believe the adoption of SFAS No. 130 will have a material impact on the disclosure requirements of the Registrant.

In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") by entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 supersedes APB Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Registrant will adopt Statement No. 128 on December 31, 1997, and based on current estimates, does not believe the effect of the adoption will have a significant impact on the Registrant's financial position or results of operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS

Analysis of Financial Condition
-------------------------------

Total assets increased $335,000, or 1.0%, to $34.3 million at June 30, 1997, from $33.9 million at December 31, 1996. The increase was due primarily to growth in investment securities and interest-bearing deposits of $418,000, or 10.5%, which was offset by a $232,000 decrease in net loans, primarily attributable to prepayments of loan participations.

Total deposits increased $164,000 during the same period, primarily due to an increase of $307,000, or 2.1%, in the Association's certificates of deposit accounts, which was partially offset by a decrease in regular savings and demand deposit accounts.

Comparison of Operating Results for the Three Months ended June 30, 1997 and
----------------------------------------------------------------------------
1996
----

Net income increased $6,000, or 7.0%, to $92,000 for the three months ended June 30, 1997, as compared to $86,000 for the same period in 1996. The increase in net income was primarily due to a $23,000 reduction in noninterest expenses, which was partially offset by an $18,000 decrease in net interest income.

Net interest income decreased $18,000, or 5.3%, from $342,000 for the three months ended June 30, 1996, to $324,000 for the three months ended June 30, 1997. The decrease was primarily due to a $442,000, or 1.7%, decrease in the average balance of loans outstanding during the three months ended June 30, 1997, compared to the same period in 1996. The Association's net interest margin declined 16 basis points to 3.93% for the three months ended June 30, 1997, compared to 4.09% for the 1996 period.

Total interest and dividend income decreased $17,000 for the three months ended June 30, 1997, compared to the same period in 1996. Interest income on loans decreased $10,000, or 2.2%, to $488,000 for the three months ended June 30, 1997, compared to $498,000 for the 1996 period, primarily as a result of prepayments of approximately $300,000 of loan participations during the 1997 period. A reduction in the yield on investments of 33 basis points from 6.56% in the 1996 period, to 6.23% in the 1997 period, contributed to a decrease in interest income on investments of $7,000, or 5.1% to $129,000 for the three months ended June 30, 1997, compared to $136,000 for the 1996 period. The decline in the yield on investments was caused by a higher concentration of lower-yielding interest-bearing deposits for the 1997 period.

Total interest expense remained constant between the two periods, with only a $1,000 increase from the 1996 period to the 1997 period. The Association's cost of funds increased from 3.92% for the three months ended June 30, 1996, to 4.02% for the 1997 period, but average outstanding deposits declined $646,000, or 2.2%. The increase in the Association's cost of funds was directly attributable to a higher concentration of time deposits during the 1997 period.

There were no provisions for losses on loans for the three months ended June 30, 1997 and 1996. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary.

The foregoing statement is a "forward-looking" statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loans; (3) decreases in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and
(4) determinations by various regulatory agencies that the Association must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Noninterest income totaled $18,000 for the three months ended June 30, 1997, an increase of $6,000, or 50%, from $12,000 for the 1996 period, as the result of a gain on the sale of other real estate and equipment.

Noninterest expenses decreased $23,000, or 10.0%, from $226,000 for the three months ended June 30, 1996, to $203,000 for the 1997 period. The decrease in noninterest expenses was primarily attributable to a $13,000, or 65%, decrease in the Association's federal deposit insurance premium for the 1997 period, due to a reduction in the Association's premium rate from $.23 per $100 of deposits to $.065 per $100 of deposits. Other reductions resulted from cost controls instituted by management.

The provision for income taxes totaled $47,000 for the three months ended June 30, 1997, an increase of $5,000, or 11.9%, from the $42,000 provision in the comparable 1996 period, due to an increase in net income before taxes.

Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996
-------------------------------------------------------------------------------

Net income remained constant at $182,000 for the six months ended June 30, 1997 and 1996. A decrease in net interest income of $40,000 was offset by a reduction in noninterest expense of $40,000 for the six months ended June 30, 1997, compared to the six months ended June 30, 1996.

Net interest income decreased $40,000, or 5.8%, from $691,000 for the six months ended June 30, 1996, to $651,000 for the same period in 1997. The decrease was primarily due to a decline of $32,000 in interest income on loans and a $9,000 decrease in interest income on investments.

Interest income decreased $41,000, or 3.2%, for the six months ended June 30, 1997, compared to the 1996 period, primarily due to a decline in the average balance of loans outstanding of $555,000, or 2.2%, during the six months ended June 30, 1997, compared to the same period in 1996. The Association's net interest margin declined 20 basis points to 3.94% for the 1997 period from 4.14% in the 1996 period. The Association's net interest margin declined due to a higher concentration of lower-yielding interest-bearing deposits for the 1997 period coupled with an increase in the cost of funds caused by a shifting of the deposit portfolio to higher-paying time deposits.

Total interest expense remained constant between the six months ended June 30, 1997 and 1996, with only a $1,000 decrease from the 1996 period to the 1997 period. The decrease in interest expense resulted from a decrease of $577,000 in the average balance of deposits outstanding which was offset by a seven basis point increase in the Association's cost of funds from 3.92% to 3.99%. The increase in the Association's cost of funds was directly attributable to a higher concentration of time deposits during the 1997 period.

There were no provisions for losses on loans during the six month periods ended June 30, 1997 and 1996. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary.

There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future. The foregoing statement is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loans; (3) decreases in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Association must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Noninterest income for the six months ended June 30, 1997, increased $2,000 to $27,000 from the 1996 period, primarily due to a gain on the sale of assets which was partially offset by a non-recurring income item in the 1996 period. The non-recurring item for the 1996 period involved an adjustment on the principal balance of mortgage-backed securities carried over from prior years.

Noninterest expenses decreased $40,000, or 9%, from $443,000 for the six months ended June 30, 1996, to $403,000 for the 1997 period. The decline was primarily attributable to a $28,000, or 71%, reduction in the Association's federal deposit insurance premium in the 1997 period, due to a reduction in the Association's premium rate from $.23 per $100 of deposits to $.065 per $100 of deposits. Other reductions in the 1997 period resulted from cost controls instituted by management.

The provision for income taxes for the six months ended June 30, 1997, decreased $2,000, or 2.2%, to $91,000, as a result of a decrease in net income before income taxes.

Liquidity and Cash Flows
------------------------

To ensure that the Association can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Association manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consist of cash and due from banks and investment securities maturing in one year or less. The following table shows these liquidity sources at June 30, 1997, and December 31, 1996:

                                                                       June 30,       December 31,
                                                                         1997             1996
                                                                     ------------     ------------
                                                                          (dollars in thousands)

Cash and due from banks                                              $        539     $        450
Interest-bearing deposits with other institutions                           3,254            2,785
Investment securities maturing in one year or less                          3,000              500
                                                                     ------------     ------------

Total liquid assets                                                  $      6,793     $      3,735
                                                                     ============     ============

As a percent of total assets                                               19.83%           11.01%
                                                                           ======           ======

The Association's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Association invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Cincinnati advances. At June 30, 1997, the Association's total borrowing capacity from the FHLB totaled approximately $6.7 million of which there were no advances outstanding.

As of June 30, 1997, the Association has $147,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with OTS relations. At June 30, 1997, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At June 30, 1997, the Association's capital ratios were as follows:

                                    Requirement        Actual
                                    -----------        ------

Tangible capital                       1.50%           14.84%
Core capital                           3.00%           14.84%
Risk-based capital                     8.00%           30.50%

Risk Element
------------

The table below presents information concerning nonperforming assets which include nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.

                                                                         June 30,       December 31,
                                                                           1997             1996
                                                                      -------------    -------------
                                                                             (dollars in thousands)

Loans on nonaccrual basis                                             $         144    $          69
Loans past due 90 days or more                                                    0                0
Renegotiated loans                                                                0                0
                                                                      -------------    -------------

Total nonperforming loans                                                       144               69

Other real estate                                                                 0                0

Repossessed assets                                                                0                0
                                                                      -------------    -------------

Total nonperforming assets                                            $         144    $          69
                                                                      =============    =============

Nonperforming loans as a percent of total loans                               0.65%            0.28%
                                                                              =====            =====

Nonperforming assets as a percent of total loans                              0.47%            0.50%
                                                                              =====            =====

Nonperforming loans are primarily made up of one- to four-family residential mortgages. The collateral requirements on loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at June 30, 1997, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Ohio State Financial Services, Inc.


Date: September 17, 1997               By: /s/ Jon W. Letzkus
                                           ------------------
                                           Jon W. Letzkus
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



         Signature                                      Title                                    Date
         ---------                                      -----                                    ----

/s/ Jon W. Letzkus
----------------------------
Jon W. Letzkus                                     President and CEO                       September 17, 1997

/s/ Michael P. Eddy
----------------------------                       Treasurer and
Michael P. Eddy                                    Chief Financial Officer                 September 17, 1997