Form 10QSB
period 1997-09-30
OHIO STATE FINANCIAL SERVICES INC
filed 1997-11-14
CIK 1039188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20552

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from ____________ to ____________

                         Commission File Number 0-29649
                                                -------

                       OHIO STATE FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            OHIO                                         31-1529204
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                      435 MAIN STREET, BRIDGEPORT, OH 43912
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (614) 635-0764
                             -----------------------
                             (Registrant's telephone
                          number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                              ---    ---

As of November 10, 1997, the latest practicable date, 634,168 shares of the registrant's common stock, without par value, were issued and outstanding.

                       OHIO STATE FINANCIAL SERVICES, INC.

                                      INDEX

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statement of Financial Condition (Unaudited) as of
                September 30, 1997 and December 31, 1996                                                  3

              Consolidated Statement of Operations (Unaudited)
                for the Nine Months ended September  30, 1997 and 1996                                    4

              Consolidated Statement of Operations (Unaudited)
                for the Three Months ended September  30, 1997 and 1996                                   5

              Consolidated Statement of Cash Flows (Unaudited)
                for the Nine Months ended September 30, 1997 and 1996                                     6

              Notes to Unaudited Consolidated Financial Statements                                        7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                            9 - 13

PART II  -  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                          13

Item 2.       Changes in Securities                                                                      13

Item 3.       Default Upon Senior Securities                                                             13

Item 4.       Submissions of Matters to a Vote of Security Holders                                       13

Item 5.       Other Information                                                                          13

Item 6.       Exhibits and Reports on Form 8-K                                                           13

SIGNATURES                                                                                               14

                       OHIO STATE FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)

                                                                 September 30,      December 31,
                                                                     1997               1996
                                                                 ------------       -----------
ASSETS
Cash and cash equivalents:
   Cash and amounts due from banks                                $    566,852       $   450,252
   Interest-bearing deposits with other institutions                 6,464,889         1,985,410
                                                                  ------------       -----------
       Total cash and cash equivalents                               7,031,741         2,435,662

Interest bearing time deposits                                       1,300,000           800,000

Investment securities:
   Securities held to maturity (fair value of $4,761,118
       and $4,873,596)                                               4,676,911         4,781,206
   Securities available for sale                                       356,800           339,300
                                                                  ------------       -----------
       Total investment securities                                   5,033,711         5,120,506

Loans receivable, (net of allowance for loan losses
   of $140,978 and $143,000)                                        24,516,775        24,892,321
Office properties and equipment, net                                   489,988           471,672
Accrued interest receivable                                            150,287           134,340
Other assets                                                            36,743            74,153
                                                                  ------------       -----------

       TOTAL ASSETS                                               $ 38,559,245       $33,928,654
                                                                  ============       ===========

LIABILITIES AND RETAINED EARNINGS
Deposits                                                          $ 27,552,807       $28,791,121
Advances from borrowers for taxes and insurance                         75,147           154,245
Accrued interest payable and other liabilities                         489,430           212,945
                                                                  ------------       -----------
       TOTAL LIABILITIES                                            28,117,384        29,158,311
                                                                  ------------       -----------

STOCKHOLDERS' EQUITY
Common Stock, 3,000,000 shares authorized, no par
     or stated value - 634,168 shares issued and outstanding              --                --
Additional paid-in capital                                           5,916,081              --
Unearned Employee Stock Ownership Plan shares (ESOP)                  (506,530)
Retained earnings - substantially restricted                         5,032,310         4,770,343
                                                                  ------------       -----------
          TOTAL STOCKHOLDERS' EQUITY                                10,441,861         4,770,343
                                                                  ------------       -----------

          TOTAL LIABILITIES AND RETAINED EARNINGS                 $ 38,559,245       $33,928,654
                                                                  ============       ===========


See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                      For the Nine Months Ended September 30,
                                                               1997           1996
                                                            ----------      ----------
INTEREST AND DIVIDEND INCOME
   Loans                                                    $1,458,234      $1,503,513
   Interest-bearing deposits and investment securities         308,590         297,057
   Mortgage-backed securities                                   65,521          78,561
   Dividends on Federal Home Loan Bank stock                    17,693          16,138
                                                            ----------      ----------
       Total interest and dividend income                    1,850,038       1,895,269
                                                            ----------      ----------

INTEREST EXPENSE
   Deposits                                                    872,957         867,719
   Advances from Federal Home Loan Bank                            961            --
                                                            ----------      ----------
       Total interest expense                                  873,918         867,719
                                                            ----------      ----------

NET INTEREST INCOME                                            976,120       1,027,550

PROVISION FOR LOAN LOSSES                                         --              --
                                                            ----------      ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            976,120       1,027,550
                                                            ----------      ----------

NONINTEREST INCOME
   Service charges                                               7,862          14,338
   Gain on sale of other real estate                             2,245            --
   Other income                                                 25,918          22,894
                                                            ----------      ----------
       Total noninterest income                                 36,025          37,232
                                                            ----------      ----------

NONINTEREST EXPENSE
   Salaries and benefits                                       275,215         261,944
   Occupancy and equipment                                      70,301          98,346
   Deposit insurance premiums                                   19,171         251,931
   Legal and accounting fees                                    20,229          20,545
   Advertising and public relations                             28,013          24,691
   Franchise, payroll and other taxes                           70,897          69,320
   Stationery, printing and office expenses                     28,019          17,843
   Service bureau expense                                       37,410          42,747
   Other expenses                                               66,974          76,953
                                                            ----------      ----------
       Total noninterest expense                               616,229         864,320
                                                            ----------      ----------

INCOME BEFORE INCOME TAXES                                     395,916         200,462

INCOME TAXES                                                   133,949          66,335
                                                            ----------      ----------

NET INCOME                                                  $  261,967      $  134,127
                                                            ==========      ==========

See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                   For the Three Months Ended September 30,
                                                              1997           1996
                                                            --------      ---------
INTEREST AND DIVIDEND INCOME
   Loans                                                    $481,476      $ 494,518
   Interest-bearing deposits and investment securities       111,321         99,049
   Mortgage-backed securities                                 21,166         24,895
   Dividends on Federal Home Loan Bank stock                   6,135          5,511
                                                            --------      ---------
       Total interest and dividend income                    620,098        623,973
                                                            --------      ---------

INTEREST EXPENSE
   Deposits                                                  295,159        288,020
   Advances from Federal Home Loan Bank                         --             --
                                                            --------      ---------
       Total interest expense                                295,159        288,020
                                                            --------      ---------

NET INTEREST INCOME                                          324,939        335,953

PROVISION FOR LOAN LOSSES                                       --             --
                                                            --------      ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          324,939        335,953
                                                            --------      ---------

NONINTEREST INCOME
   Service charges and other fees                              2,840          4,920
   Gain on sale of other real estate                            --             --
   Other income                                                5,450          6,844
                                                            --------      ---------
       Total noninterest income                                8,290         11,764
                                                            --------      ---------

NONINTEREST EXPENSE
   Salaries and benefits                                      95,107         90,702
   Occupancy and equipment                                    24,264         37,728
   Deposit insurance premiums                                  7,596        212,046
   Legal and accounting fees                                   7,244          6,303
   Advertising and public relations                            9,311         10,448
   Franchise, payroll and other taxes                         25,325         22,510
   Stationery, printing and office expenses                    8,624          6,627
   Service bureau expense                                     13,515         13,744
   Other expenses                                             21,072         20,552
                                                            --------      ---------
       Total noninterest expense                             212,058        420,660
                                                            --------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                            121,171        (72,943)

INCOME TAXES (BENEFIT)                                        41,062        (24,991)
                                                            --------      ---------

NET INCOME (LOSS)                                           $ 80,109      $ (47,952)
                                                            ========      =========

See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                              For the Nine Months Ended September 30,
                                                                                      1997              1996
                                                                                ----------------    -----------
OPERATING ACTIVITIES
   Net income                                                                      $   261,971       $   134,127
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                                     32,071            56,107
       Investment accretion and amortization, net                                       (2,566)          (10,041)
       Federal Home Loan Bank stock dividends                                          (17,500)          (16,000)
       Deferred federal income taxes                                                     7,497              --
       Gain on sale of real estate owned                                                (2,245)             --
       Decrease (increase) in accrued interest receivable
         and other assets                                                               21,459           (26,505)
       Increase (decrease) in accrued interest payable
         and other liabilities                                                         268,988           160,223
                                                                                   -----------       -----------
              Net cash provided by operating activities                                569,675           297,911
                                                                                   -----------       -----------

INVESTING ACTIVITIES
   Net increase in interest-bearing term deposits                                     (500,000)             --
   Proceeds from maturity of held-to-maturity securities                                  --             400,000
   Principal collected on mortgage-backed securities                                   106,861           144,748
   Net decrease in loans                                                               357,926           746,984
   Proceeds from the sale of other real estate                                          19,865              --
   Purchases of office properties and equipment                                        (50,387)          (23,057)
                                                                                   -----------       -----------
       Net cash provided by (used for) investing activities                            (65,735)        1,268,675
                                                                                   -----------       -----------

FINANCING ACTIVITIES
   Proceeds from sale of stock
                                                                                     5,409,551              --
   Net increase (decrease) in deposits                                              (1,238,314)         (398,893)
   Net change in advances for taxes and insurance                                      (79,098)          (57,150)
                                                                                   -----------       -----------
       Net cash provided by (used for) financing activities                          4,092,139          (456,043)
                                                                                   -----------       -----------

       Increase in cash and cash equivalents                                         4,596,079         1,110,543

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       2,435,662         1,177,023
                                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 7,031,741       $ 2,287,566
                                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
       Interest on deposits and borrowings                                         $   872,319       $   885,425
       Income taxes                                                                     25,569           125,888
   Loans transferred to real estate acquired in settlement                              17,620              --

See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Ohio State Financial Services, Inc. (the "Company"), includes its wholly-owned subsidiary, Bridgeport Savings and Loan Association (the "Association"), and its wholly-owned subsidiary, Trailway Financial, Inc. All significant inter-company balances and transactions have been eliminated.

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

These statements should be read in conjunction with the consolidated statements as of and for the year ended December 31, 1996, and related notes which are included in the Company's Registration Statement on Form S-1 (File No. 0-29649).


NOTE 2 - CONVERSION TO A STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING
COMPANY

On March 24, 1997, the Board of Directors of the Association approved a plan of conversion (the "Plan") whereby the Association was to convert from a mutual savings and loan association to a capital stock savings and loan association incorporated under Ohio law (the "Conversion") and simultaneously issue all of its outstanding stock to a newly-formed holding company, Ohio State Financial Services, Inc. After approval by the regulatory authorities and the Association's members, the Conversion was completed on September 26, 1997. As a result of this transaction, the Company was formed and the Association became a wholly-owned subsidiary of the Company.

In connection with the Conversion on September 26, 1997, the Company completed the sale of 634,168 shares of common stock at $10.00 per share. From the proceeds, $5,916,081 was allocated to additional paid in capital which is net of conversion costs of $425,599. The common shares of the Company carries no par or stated value per share.


NOTE 3 - EFFECTS OF RECENT ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for the financial statement but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Statement of Financial Position. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 are effective for fiscal years beginning after December 15, 1997. Management does not believe the adoption of SFAS No. 130 will have a material impact on the disclosure requirements of the Registrant.

In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") by entities with publicly-held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 supersedes APB Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier or retroactive application is not permitted. The Registrant will adopt Statement No. 128 on December 31, 1997, and based on current estimates, does not believe the effect of the adoption will have a significant impact on the Registrant's financial position or results of operations.


NOTE 4 - EARNINGS PER SHARE

The provisions of Accounting Principles Board Opinion No. 15 "Earnings Per Share," are not applicable to the nine and three month periods ended September 30, 1997 and 1996, as the conversion from mutual to stock form was completed on September 26, 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On March 24, 1997, the Board of Directors of the Association approved the Plan and the Conversion. After approval by the regulatory authorities and the Association's members, the Conversion was completed on September 26, 1997, and as a result, the Association became a wholly-owned subsidiary of the Company. In connection with the Conversion on September 26, 1997, the Company completed the sale of 634,168 shares (the "Offering") at no par or stated value and received net proceeds of approximately $5,916,081. The Company transferred approximately $2,958,041 of the net proceeds to the Association for the purchase of all of the capital stock of the Association. In addition, $506,530 was loaned to the Association's Employee Stock Ownership Plan ("ESOP") for the purchase of shares in the Offering.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997, AND DECEMBER 31, 1996
------------------------------------------------------------------------------

At September 30, 1997, the Company's assets increased by approximately $4.6 million to $38.6 million, from $33.9 million at December 31, 1996. The increase was attributable to the Offering. Total cash and cash equivalents increased by $4.6 million to $7.0 million at September 30, 1997, from $2.4 million at December 31, 1996. This increase represented the inflow of cash associated with subscription orders received for the purchase of common shares in the Offering. Net loans receivable decreased approximately $375,000 to $24.5 million at September 30, 1997, from $24.9 million at December 31, 1996. The decrease was primarily attributable to the decrease in mortgage loan participations of $643,000 which was partially offset by a $290,000 increase in secured consumer loans. Deposits decreased approximately $1.2 million, or 4.3%, to $27.6 million at September 30, 1997, from $28.8 million at December 31, 1996. This decrease primarily represents funds withdrawn by depositors which were used to purchase common shares in the Offering.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
--------------------------------------------------------------------------------
1996
----

Net income increased by $128,000, or 95.3%, from net income of $134,000 for the nine months ended September 30, 1996, to net income of $262,000 for the nine months ended September 30, 1997.

Net interest income decreased $51,000, or 5.0%, from $1.0 million for the nine months ended September 30, 1996, to $976,000 for the same period in 1997. The decrease was primarily attributable to a decline in the net yield on interest-earning assets from 4.11% for the nine months ended September 30, 1996, to 3.92% for the same period ended in 1997, a decrease of $500,000 in the average balance of loans from $25.3 million for the 1996 period to $24.8 million for the 1997 period and the reinvestment of funds in lower yielding short-term interest-bearing deposits.

Interest and dividend income decreased $45,000, or 2.4%, for the nine months ended September 30, 1997, compared to the 1996 period, primarily due to a decline in the average balance of loans outstanding of $534,000, or 2.1%, during the nine months ended September 30, 1997, compared to the same period in 1996. The decrease in the average balance of loans resulted in a decline of $45,000 in interest income on loans for the 1997 period as compared to the nine months ended September 30, 1996. Interest income on mortgage-backed securities decreased $13,000, or 16.6%, from $79,000 for the 1996 period to $66,000 for the 1997 period. The reduction is due to a decrease in the average balance of mortgage-backed securities from $1.1 million for the nine months ended September 30, 1996 to $930,000 for the same nine months ended in 1997, reflecting principal reductions. The decrease in interest income on loans and mortgage-backed securities was partially offset by an increase in interest income on investments, including interest-bearing deposits, of $13,000 from $313,000 for the nine months ended September 30, 1996, to $326,000 for the 1997 period. The increase in interest income on investments was due to an increase in the average balance of investments from $6.9 million for the nine months ended September 30, 1996, to $7.7 million for the 1997 period. The increase in the average balance of investments was directly attributable to funds received in the Offering and by funds provided by principal prepayments on loans and mortgage-backed securities.

Total interest expense increased by $6,000, or .7%, from $868,000 for the 1996 period to $874,000 for the 1997 period. The Association's cost of funds increased from 3.92% for the nine months ended September 30, 1996, to 4.00% for the 1997 period, but average outstanding deposits declined $387,000, or 1.3%, from $29.5 million for the nine months ended September 30, 1996 to $29.1 million for the same nine months ended September 30, 1997. The increase in the Association's cost of funds was directly attributable to a lower concentration of NOW and money market deposits and a higher concentration of regular savings deposits in the 1997 period as compared to the 1996 period.

There were no provisions for losses on loans during the nine month periods ended September 30, 1997 and 1996. Management judges the adequacy of the allowance for loan losses and any additions to it based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at September 30, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Noninterest income remained relatively constant between the nine months ended September 30, 1997 and 1996, with only a $1,000 decrease from $37,000 in the 1996 period to $36,000 in the 1997 period. The decrease is primarily due to a decrease in service charges which was partially offset by a gain on the sale of real estate owned.

Noninterest expenses decreased $248,000, or 28.7%, from $864,000 for the nine months ended September 30, 1996, to $616,000 for the 1997 period. The decrease in noninterest expenses was primarily attributable to a one-time charge of $190,000 in federal insurance premiums incurred in the 1996 period which recapitalized the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation by a one-time charge to SAIF-insured institutions of 65.7 basis points per one hundred dollars of insurable deposits. In addition the Association incurred a lower base deposit insurance premium as a result of the legislation enacted from $.23 per $100 of deposit premiums for the nine months ended September 30, 1996, to $.065 per $100 of deposits for the nine months ended September 30, 1997. Occupancy and equipment expense decreased by $28,000 from the 1996 to 1997 period, due to certain fixed assets being fully depreciated for the nine months ended September 30, 1997 as compared to the same period in 1996.

The provision for income taxes for the nine months ended September 30, 1997, increased $68,000, or 101.9%, to $134,000, from $66,000 for the 1996 period as a result of a increase in net income before income taxes.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------------
AND 1996
--------

Net income increased $128,000, or 267.0%, from a net loss of $48,000 for the three months ended September 30, 1996, as compared to net income of $80,000 for the same period in 1997.

Net interest income decreased $11,000, or 3.3%, from $336,000 for the three months ended September 30, 1996, to $325,000 for the three months ended September 30, 1997. The decrease was primarily due to a 31 basis point decline in the Association's net interest margin from 3.58% for the three months ended September 30, 1996, compared to 3.27% for the 1997 period. The Association's net interest margin was negatively impacted by the

                                      -10
temporary investment of funds received in the Offering in lower yielding interest-bearing deposits with other financial institutions.

Total interest and dividend income decreased $4,000 for the three months ended September 30, 1997, compared to the same period in 1996. Interest income on loans decreased $13,000, or 2.6%, from $495,000 for the three months ended September 30, 1996, to $481,000 for the same period ended September 30, 1997. The decrease in interest income on loans was the result of a decrease in the average balance of loans from $25.1 million for the three months ended September 30, 1996, to $24.6 for the same three months ended in 1997. Interest income on mortgage-backed securities decreased $4,000, to $21,000, for the three months ended September 30, 1997, compared to $25,000 for the 1996 period. The reduction is a result of the decrease in mortgage-backed securities due to principal collected. The decrease in interest income on loans and mortgage-backed securities was partially offset by an increase in interest income on investments, including interest-bearing deposits, of $12,000 from $105,000, for the three months ended September 30, 1996, to $117,000 for the three months ended September 30, 1997. The increase in interest income on investments was directly attributable to the investment of funds received in the Offering.

Total interest expense increased by $7,000 from the 1996 period to the 1997 period. The Association's cost of funds increased from 3.93% for the three months ended September 30, 1996, to 4.03% for the 1997 period, but average outstanding deposits declined $32,000. The increase in the Association's cost of funds was directly attributable to a lower concentration of NOW and money market deposits during the 1997 period and an increase in the average balance of higher paying regular savings deposits as a result of funds received from the Offering.

There were no provisions for losses on loans for the three months ended September 30, 1997 and 1996, based on management's evaluation of the loan portfolio. There can be no assurance that the allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Noninterest income totaled $8,000 for the three months ended September 30, 1997, a decrease of $3,000, or 30%, from $11,000 for the 1996 period, as the result of a decrease in service charges on deposit accounts.

Noninterest expenses decreased $209,000, or 49.6%, from $421,000 for the three months ended September 30, 1996, to $212,000 for the 1997 period. The decrease in noninterest expenses was primarily attributable to a one-time charge of $190,000 in federal insurance premiums for the 1996 period to recapitalize the SAIF. In addition the Association incurred a lower base deposit insurance premium as a result of the legislation enacted from $.23 per $100 of deposit premiums for the three months ended September 30, 1996, to $.065 per $100 of deposits for the three months ended September 30, 1997. Occupancy and equipment expense decreased by $13,000 from the 1996 to 1997 period. The decrease is due to certain fixed assets being fully depreciated for the three months ended September 30, 1997 as compared to the same period in 1996.

The provision for income taxes totaled $41,000 for the three months ended September 30, 1997, an increase of $66,000, or 264.3%, from the $25,000 tax benefit in the comparable 1996 period, due to a increase in net income before taxes.

LIQUIDITY AND CASH FLOWS
------------------------

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


                                      -11

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Cincinnati advances. At September 30, 1997, the Association's total borrowing capacity from the FHLB totaled approximately $6.7 million, of which there were no advances outstanding.

As of September 30, 1997, the Association has $78,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors both the Company's and the Association's tangible, core, and risk-based capital ratios in order to assess compliance with OTS relations. At September 30, 1997, the Company and the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At September 30, 1997, the Association's and Company's capital ratios were as follows:

                                                               Association      Company
                                               Requirement        Actual         Actual
                                               -----------        ------         ------
                Tangible capital                  1.50%           20.72%         27.08%
                Core capital                      3.00%           20.72%         27.08%
                Risk-based capital                8.00%           46.45%         58.85%

RISK ELEMENTS
-------------

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

                                                 September 30,  December 31,
                                                     1997          1996
                                                 -------------  ------------
                                                    (dollars in thousands)
Loans on nonaccrual basis                              $168          $69
Loans past due 90 days or more                            0            0
Renegotiated loans                                        0            0
                                                       ----         ----

          Total nonperforming loans                     168           69

Other real estate                                         0            0
Repossessed assets                                        0            0
                                                       ----         ----

          Total nonperforming assets                   $168          $69
                                                       ====         ====

Nonperforming loans as a percent of total loans        0.69%        0.28%
                                                       ====         ====

Nonperforming assets as a percent of total assets      0.44%        0.50%
                                                       ====         ====

Allowance for loan losses to nonperforming loans      83.92%       48.25%


                                      -12

Nonperforming loans are primarily made up of one- to four-family residential mortgages. The collateral requirements on loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 1997, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

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


                                    OHIO STATE FINANCIAL SERVICES, INC.


Date: November 12, 1997             By: /S/ Jon W. Letzkus
                                        ------------------
                                        Jon W. Letzkus
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



      Signature                  Title                            Date
      ---------                  -----                            ----

/s/ Jon W. Letzkus
-------------------------
Jon W. Letzkus                  President and CEO           November 12, 1997


/s/ Michael P. Eddy             Treasurer and
-------------------------       Chief Financial Officer     November 12, 1997
Michael P. Eddy