Form 10KSB40
period 1997-12-31
OHIO STATE FINANCIAL SERVICES INC
filed 1998-03-30
CIK 1039188

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [Fee Required]

          For the Fiscal Year December 31, 1997
                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [No Fee Required]

          For the transition period from ______________to___________________

                        Commission File Number: 000-23109

                       OHIO STATE FINANCIAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)
              Ohio                                   31-1529204
------------------------------                  ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

                     435 Main Street, Bridgeport, Ohio 43912
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (740) 635-0764
                                               --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                            -------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                        Common Shares, without par value
                        --------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---    ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:  $2.6 million.

Based on the average of the bid and asked prices quoted by the OTC Bulletin Board as of March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, on that date was $8.8 million.

At March 27 , 1998, there were 634,168 of the Registrant's Common Shares issued and outstanding.

Part II of Form 10-KSB: Portions of the 1997 Annual Report to Shareholders in
Exhibit 13.

Part III of Form 10-KSB: Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders in Exhibit 20.

Transitional Small Business Disclosure Format  Yes     No  X
                                                   ---    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Ohio State Financial Services, Inc. ("OSFS") is a unitary savings and loan holding company organized under Ohio law in March 1997. On September 26, 1997, OSFS acquired all of the common shares issued by Bridgeport Savings and Loan Association, a savings and loan association organized under Ohio law (the "Association"), upon the conversion of the Association from mutual to stock form (the "Conversion").

         As a savings and loan holding company, OSFS is subject to regulation, supervision and examination by the Office of Thrift Supervision (the "OTS"). The activities of OSFS have been limited primarily to holding the common stock of the Association. Consequently, the following discussion focuses primarily on the business of the Association.

         As an Ohio savings and loan association, the Association is subject to supervision and regulation by the OTS, the Ohio Department of Commerce, Division of Financial Institutions (the "Division") and the Federal Deposit Insurance Corporation (the "FDIC"). The Association is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and the deposits of the Association are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF").

         The Association conducts business from its main office located in Bridgeport, Ohio, and one full-service branch located in Shadyside, Ohio. The principal business of the Association is the origination of permanent mortgage loans on one- to four-family residential real estate located in the Association's primary market area, which consists of Belmont County, Ohio, and Ohio and Marshall Counties, West Virginia. The Association also originates a limited number of loans for the construction of one- to four-family residences and permanent mortgage loans secured by nonresidential real estate in its market area. In addition to real estate lending the Association originates secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations and mortgage-backed securities. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans and maturities of investment securities.

         Interest on loans and investments is the Association's primary source of income. The Association's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of the Association, which is the difference between interest income earned on loans, mortgage-backed securities and other investments and interest paid on deposits. Like most thrift institutions, the Association's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.


LENDING ACTIVITIES

         GENERAL. The Association's principal lending activity is the origination of conventional fixed-rate real estate loans secured by one- to four-family residences located in the Association's primary market area. Though the Association currently originates loans for its portfolio and not with the intention of selling such loans in the secondary market, fixed-rate loans are generally underwritten according to secondary market guidelines. In addition to real estate lending, the Association originates consumer loans, including loans secured by deposit accounts, automobile loans, and unsecured loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the Association's loan portfolio at the dates indicated:


                                                                     At December 31,
                                  ----------------------------------------------------------------------------------------
                                           1997                            1996                          1995
                                  ----------------------------------------------------------------------------------------
                                                 Percent of                      Percent of                    Percent of
                                  Amount        total loans        Amount       total loans       Amount       total loans
                                  ------        -----------        ------       -----------       ------       -----------
                                                                 (Dollars in thousands)

Real estate loans:
   One- to four-family             $19,754         80.33%           $20,605        81.97%          $21,086        79.54%
   Multifamily                           -             -                 51         0.20               557         2.10
   Nonresidential                      572          2.33                460         1.83             1,064         4.01
   Land                                 18          0.07                 86         0.34                 5         0.02
   Construction                        124          0.50                124         0.49               469         1.77
Consumer loans:
   Automobiles                       1,721          7.00              1,931         7.68             1,752         6.61
   Savings accounts                    370          1.51                265         1.06               244         0.92
   Other                             1,962          7.98              1,511         6.01             1,201         4.53
Commercial loans                        69          0.28                105         0.42               132         0.50
                                 ---------       -------          ---------     --------          --------     --------

     Total loans                    24,590        100.00%            25,138       100.00%           26,510       100.00%
                                                  ======                          ======                         ======

Less:
   Loans in process                     36                               51                            328
   Deferred loan fees                   36                               52                             67
   Allowance for loan losses           141                              143                            143
                                 ---------                        ---------                      ---------

     Total loans, net              $24,377                          $24,892                        $25,972
                                   =======                          =======                        =======


         LOAN MATURITY. The following table sets forth certain information as of December 31, 1997, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Association in its portfolio generally include due-on-sale clauses that provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Association's consent. The table does not include the effects of possible prepayments or scheduled repayments.


                               During the year    Due 1-3      Due 3-5      Due 5-10    Due 10-20    Due over
                                    ending         years        years         years       years      20 years
                                 December 31,      after        after         after       after       after
                                    1998         12/31/98     12/31/98      12/31/98    12/31/98     12/31/98      Total
                               --------------  -----------  ------------   ----------   ---------  ----------     --------
                                                                     (In thousands)

Real estate loans:
   One- to four-family              $  2             $109         $297        $2,759       $14,146     $2,441      $19,754
   Nonresidential                      -                -           38            79           455          -          572
   Land                                -               18            -             -             -          -           18
   Construction                        -                -            -             -           124          -          124
Consumer loans                        24              395          849         1,281         1,456         48        4,053
Commercial loans                      29               35            5             -             -           -          69
                                    ----           ------   ----------     ---------    ----------  ----------  ----------

    Total                            $55             $557       $1,189        $4,119       $16,181     $2,489      $24,590
                                     ===             ====       ======        ======       =======     ======      =======

         The following table sets forth the dollar amounts of all loans contractually due after December 31, 1998, and shows the amount of such loans which have predetermined interest rates and which have floating or adjustable interest rates:


                                                        Fixed             Adjustable
                                                        rates                 rates              Total
                                                        -----                 -----              -----
                                                                        (In thousands)

           Real estate loans:
               One- to four-family                     $16,277               $3,475             $19,752
               Nonresidential                              572                    -                 572
               Land                                         18                    -                  18
               Construction                                124                    -                 124
           Consumer loans                                4,029                    -               4,029
           Commercial loans                                 40                    -                  40
                                                    ----------           ----------          ----------
                 Total                                 $21,060               $3,475             $24,535
                                                       =======               ======             =======


         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Association is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Association's primary market area. At December 31, 1997, the Association's one- to four-family residential real estate loans totaled approximately $19.8 million, or 80.3% of total loans.

         OTS regulations and Ohio law limit the amount which the Association may lend in relationship to the appraised value of the real estate and improvements which will secure the loan at the time of loan origination. In accordance with such regulations, the Association makes loans on one- to four-family residences of up to 80% of the value of the real estate and improvements thereon (the "LTV").

         The Association currently offers fixed-rate loans with terms of up to 25 years, though most loans are originated with terms of 15 years. The Association does offer adjustable-rate mortgage loans ("ARMs") for terms of up to 25 years, but has originated very few ARMs since 1990. The maximum interest rate adjustment period on the ARMs is five years, but can be any number of years less than five. The interest rate adjustments on ARMs presently offered by the Association are indexed to the quarterly National Average Cost of Funds to SAIF-Insured Institutions. Rate adjustments are computed by adding a stated margin, typically 2%, to the index, with a maximum adjustment of 5% over the term of the loan.

         The Association has purchased interests in loans from other Ohio financial institutions at times when there was low loan demand in the Association's primary market area. Such purchases consist of fixed-rate loans which meet the Association's underwriting standards. The Association's loan portfolio includes two participation interests in several single-family loans secured by properties located in Columbus, Ohio. At December 31, 1997, the outstanding balance of participation loans purchased, which is included in the one- to four-family loans, was $4.5 million, or 18.4% of the Association's total loan portfolio.

         LOANS SECURED BY MULTIFAMILY RESIDENCES. The Association originates a limited number of loans secured by multifamily properties, which contain more than four units. Multifamily loans are offered with fixed rates of interest for terms of up to 25 years and have LTVs of up to 75%.

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. The Association attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. The Association requires borrowers to agree to submit financial statements annually to enable the Association to monitor the loan and requires an assignment of rents.

         NONRESIDENTIAL REAL ESTATE. The Association also originates a limited number of loans for the purchase of nonresidential real estate. The Association's nonresidential real estate loans have fixed rates, terms of up to 25 years and LTVs of up to 80%. Among the properties securing nonresidential real estate loans are a church and a used car lot, which are located in the Association's primary market area.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Association has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation.

         At December 31, 1997, approximately $572,000, or 2.3% of the Association's total loans, were secured by mortgages on nonresidential real estate.

         LAND LOANS. The Association also originates a limited number of loans secured by single-family land lots. The Association's land loans are generally three year amortizing loans and require an LTV of 75% or less. At December 31, 1997, approximately $18,000, or .07% of the Association's total loans, were secured by land loans made to individuals intending to construct and occupy single family residences on the properties.

         CONSTRUCTION LOANS. The Association originates a limited number of loans for the construction of single-family residential real estate. Construction loans are structured as permanent loans with fixed rates of interest and terms of up to 25 years. During the first six months, while the residence is being constructed, the borrower is required to pay interest only. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the owner's equity. At December 31, 1997, the Association had approximately $124,000, or .50% of its total loans, invested in construction loans, which represented one loan in process from 1995 due to the halt of construction. During the year ended December 31, 1997, the Association did not originate any construction loans.

         CONSUMER LOANS. The Association originates various types of consumer loans, including home improvement loans, loans secured by savings accounts and motor vehicles and unsecured loans. Consumer loans are made at fixed rates of interest. Consumer loans secured by a deposit or savings account are made at an interest rate that is 2% above the rate paid on the underlying deposit account. Automobile loans are originated with terms of up to six years for new automobiles and up to three years for used automobiles. All automobile loans are originated directly by the Association.

         The Association also makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 80% of the estimated value of the real estate. Home equity loans are secured by real estate. The Association does not offer home equity loans with a line of credit feature.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although the Association has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

         At December 31, 1997, the Association had approximately $4.1 million, or 16.5% of its total loans, invested in consumer loans.

         COMMERCIAL LOANS. The Association has occasionally made commercial loans to businesses in its primary market area. At December 31, 1997, the Association had approximately $69,000, or .28% of total loans, invested in six commercial loans. All of the loans were made to local businesses and are secured by company vehicles. The Association does not currently originate commercial loans.

         LOAN SOLICITATION AND PROCESSING. Loan originations are generally obtained from existing customers and members of the local community and from referrals from real estate brokers, lawyers, accountants, and current and former customers. The Association also advertises in the local print media and periodically advertises on radio and television.

         In underwriting real estate loans, the Association typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by a certified fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Association's underwriting guidelines which are established annually by the Board of Directors. The President of the Association has authority to approve loans of less than $100,000. Loans for amounts greater than $100,000 must be approved by the full Board of Directors of the Association, which meets twice a month.

         Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Association as an insured mortgagee. The Association obtains an attorney's opinion of title.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications, and estimates of construction costs. The Association also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Once approved, the construction loan is disbursed in installments based upon periodic inspections of construction progress.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any. The President of the Association has authority to approve secured consumer loans of up to $50,000, and unsecured consumer loans of up to $25,000. The Assistant Vice President and the Loan Manager of the Association each have the authority to approve applications for secured consumer loans up to $25,000 and for unsecured loans up to $10,000 and $2,000, respectively

         LOAN ORIGINATIONS AND PARTICIPATIONS. Currently, the Association is originating fixed-rate loans for its portfolio and not with the intention of selling such loans in the secondary market. The Association occasionally purchases participation interests in fixed-rate loans originated by other financial institutions which meet the Association's underwriting standards. Typically the Association purchases a 90% interest in the loan, with the seller retaining a 10% interest and the servicing of the loan. At December 31, 1997, the outstanding balance of participation loans purchased, which is included in the one- to four-family loans, was $4.5 million, or 18.4% of the Association's total loan portfolio. See "Loans Secured by One- to Four-Family Real Estate."

         The following table presents the Association's total loan origination, participation and repayment activity for the periods indicated:



                                                  Year ended December 31,
                                            ----------------------------------
                                              1997          1996         1995
                                            -------       -------      -------

 Total gross loans receivable at
    beginning of period                     $25,138       $26,510       $ 23,365

 Loans originated:
    Real estate:
      One- to four-family                     2,588         1,562          1,752
      Multifamily                                 -             -            -
      Land                                        -            90            -
      Nonresidential                            210           163             83
      Construction                                -             -            507
    Consumer                                  2,454         2,136          2,355
    Commercial                                    -             8            121
                                        ------------   ----------       --------
          Total loans originated              5,252         3,959          4,818

 Loan participations:
    One- to four-family                          -            431          1,543

 Loan principal repayments                   (5,786)       (5,762)        (3,216)
 Charge-offs                                     -              -             -
 Foreclosures                                   (14)            -             -
                                        -----------    -----------      --------
 Net loan activity                             (548)       (1,372)         3,145
                                        -----------       --------      --------
 Total gross loans receivable at
     end of period                         $ 24,590       $25,138       $ 26,510
                                           ========       ========      ========


         The Association issues written commitments to prospective borrowers on all approved mortgage loans which expire within 30 days of the date of issuance and charges an application fee. In some instances, commitments may be renewed or extended. At December 31, 1997, the Association had $512,000 of outstanding commitments to originate loans and $36,000 in undisbursed funds related to construction loans. Management believes that less than 1% of loan commitments expire without being funded.

         LOANS TO ONE BORROWER LIMITS. OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's unimpaired capital and unimpaired surplus (the "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000.

         Based on such limits, the Association was able to lend approximately $1.2 million to one borrower at December 31, 1997. The maximum amount that the Association will lend to one borrower, however, is $500,000. The largest amount the Association had outstanding to one borrower at December 31, 1997, was $185,000, which consisted of two loans, each secured by a residential property and an automobile. At December 31, 1997, the loans were performing in accordance with their terms.

         LOAN ORIGINATION AND OTHER FEES. The Association realizes loan origination fees and other fee income from its lending activities. In addition, the Association realizes income from late payment charges, application fees, and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments, and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 as an adjustment to yield over the life of the related loan.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. The Association attempts to maintain a high level of asset quality through sound underwriting policies and efficient collection practices.

         To discourage late payments, the Association charges a late fee of 5% of the payment amount after 15 days for loans originated since January 1, 1990. When a loan is 30 days past due, the borrower is sent a delinquency notice. When a loan is 31 to 60 days delinquent, the Association sends to the borrower another delinquency notice and a personalized letter and one of the Association's loan personnel will telephone the borrower. When a loan becomes 60 days delinquent, additional contacts are made and the loan is generally referred to an attorney for foreclosure, unless a repayment schedule has been established.

         Loans are reviewed on a monthly basis and are placed on nonaccrual status when collection in full is considered doubtful by management. Generally, loans past due more than 90 days as to principal or interest are placed on nonaccrual status. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                   At December 31,
                              --------------------------------------------------------------------------------------------
                                          1997                           1996                            1995
                              --------------------------------------------------------------------------------------------
                                                   Percent                         Percent                        Percent
                                                  of total                        of total                        of total
                              Number     Amount     loans     Number     Amount     loans     Number     Amount     loans
                              ------     ------     -----     ------     ------     -----     ------     ------     -----
                                                                (Dollars in thousands)

  Loans delinquent for:
    30 - 59 days                  21       $331      1.35%        7        $174      0.69%       4        $135       0.51%
    60 - 90 days                  12        294      1.20         3          94      0.37        1           9       0.03
    Over 90 days                   6         98      0.40         2          69      0.27        1           6       0.02
                                 ---      -----      ----       ---      ------      ----        -      ------       ----

     Total delinquent loans       39       $723      2.95%       12        $337      1.34%       6        $150       0.57%
                                  ==       ====      ====        ==        ====      ====        =        ====       ====


         Nonperforming assets include nonaccruing loans, accruing loans which are delinquent more than 90 days, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets.

         The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other nonperforming assets at the dates indicated:


                                                                     At December 31,
                                                      -----------------------------------------------
                                                            1997              1996               1995
                                                            ----              ----               ----
                                                                     (Dollars in thousands)

Loans accounted for on a nonaccrual basis:
   Real estate                                               $  64            $  51           $    -
   Consumer                                                     34               18                6
                                                            ------            -----            -----
     Total nonaccrual loans                                     98               69                6

     Total nonperforming loans                                  98               69                6

   Real estate owned                                             -                -                -
                                                           -------         --------          -------

     Total nonperforming assets                              $  98            $  69           $    6
                                                             =====            =====           ======

     Allowance for loan losses                                $141             $143             $143
                                                              ====             ====             ====

     Nonperforming assets as a percent of total assets        0.26%            0.20%            0.02%

     Nonperforming loans as a percent of total loans          0.40%            0.28%            0.02%

     Allowance for loan losses as a percent of
       nonperforming loans                                  143.86%          207.25%        2,383.33%


         For the year ended December 31, 1997, approximately $8,000 would have been recorded had such nonaccruing loans been accruing pursuant to contractual terms. During such period, interest collected on such loans and included in net income was approximately $2,500.

         Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of the recorded investment in the property or its fair value minus estimated costs of sale. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 1997, the Association had no real estate acquired in settlement of loans.

         The Association classifies its assets on a regular basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the Association is not warranted. In addition, federal regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a different degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         The aggregate amounts of the Association's classified assets at the dates indicated were as follows:


                                               At December 31,
                                     -------------------------------------
                                         1997          1996           1995
                                     -------------------------------------
                                                   (In thousands)

            Classified assets:
               Substandard                  $71      $     -             $6
               Doubtful                       -          132              -
               Loss                           -            -              -
                                            ---         ----             --
                Total classified assets     $71         $132             $6
                                            ===         ====             ==


         The Association establishes a general allowance for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the Association establishes a specific allowance for loss in the amount of 100% of the portion of the asset classified loss or charges off the portion of any real estate loan deemed to be uncollectible. See "Allowance for Loan Losses."

         The Association analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower, and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly. At December 31, 1997, the Association had classified $371,000 of assets as special mention, $71,000 as substandard and no assets as doubtful or loss.

         ALLOWANCE FOR LOAN LOSSES. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, the Association's determination as to the amount of its allowance for loan losses in subject to review by the OTS, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OTS after a review of the information available at the time of the OTS examination.

         The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:



                                                                  Year ended December 31,
                                                        ----------------------------------------------
                                                        1997              1996                1995
                                                        ----              ----                ----
                                                                   (Dollars in thousand)

Balance at beginning of year                             $143               $143               $143

Charge-offs                                                (2)                 -                  -
Recoveries                                                  -                  -                  -
                                                         ----               ----               ----
Net (charge-offs) recoveries                              141                  -                  -

Provision for losses on loans                               -                  -                  -
                                                         ----               ----               ----

Balance at end of year                                   $141               $143               $143
                                                         ====               ====               ====

Ratio of net (charge-offs) recoveries to average
   loans outstanding during the year                     0.01%               N/A                N/A

Ratio of allowance for loan losses to total loans        0.57%              0.57%              0.55%


         The following table sets forth the allocation of the allowance for loan losses by category. The allocations are based on management's assessment of the risk characteristics of each of the components of the total loan portfolio and is subject to changes as and when the risk factors of each such component changes. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.


                                                                        At December 31,
                              -------------------------------------------------------------------------------------------
                                         1997                           1996                            1995
                              -----------------------------   -----------------------------   ---------------------------
                                         Percent of loans               Percent of loans                Percent of loans
                                         in each category               in each category                in each category
                              Amount      to total loans      Amount     to total loans       Amount      to total loans
                              ------    ----------------      ------    ------------------    ------    ----------------
                                                               (Dollars in thousands)

Real estate:
   One- to four-family          $116           80.33%           $115        81.97%            $117            79.54%
   Multifamily                     -               -               -         0.20                3             2.10
   Nonresidential                  2            2.33               3         1.83                6             4.01
   Construction                    -            0.50               -         0.49                -             1.77
   Land                            -            0.07               -         0.34                -             0.02
Consumer                          23           16.49              25        14.75               17            12.06
Commercial                         -            0.28               -         0.42                -             0.50
                                ----          ------            ----       ------             ----           ------

      Total                     $141          100.00%           $143       100.00%            $143           100.00%
                                ====          ======            ====       ======             ====           ======


INVESTMENT ACTIVITIES

         GENERAL. Federal regulation and Ohio law permit the Association to invest in various types of investment securities, including interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities, and certain other specified investments. The Board of Directors of the Association has adopted an investment policy which authorizes management to make investments in U.S. Treasury obligations, U.S. Government and agency securities, municipal obligations, mortgage-backed securities, deposits in the FHLB, certificates of deposit in federally-insured financial institutions, and federal funds at commercial banks. The Association's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. See "REGULATION."

         The Association's securities available for sale and investment securities held to maturity at December 31, 1997, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Association's equity, excluding those issued by the U. S. Government or its agencies. As of December 31, 1997, the Association's investment portfolio was comprised of FHLB stock, U.S. Government and agency securities, mortgage-backed securities, and stock of a service provider, with an aggregate market value of $ 4.6 million.

         At December 31, 1997, the Association held mortgage-backed securities in its held to maturity investment portfolio with an amortized cost of $847,000. The average yield on mortgage-backed securities at December 31, 1997, was 10.29% The Association's mortgage-backed securities at December 31, 1997, were all issued by the Government National Mortgage Association (the "GNMA") or the Federal Home Loan Mortgage Corporation (the "FHLMC"), representing participation interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         The following table sets forth the composition of the Association's interest-bearing deposits and investment securities portfolio, including those designated as available for sale, at the dates indicated:


                                                                     At December 31,
                                   ---------------------------------------------------------------------------------------
                                            1997                          1996                           1995
                                   ----------------------          ----------------------         ------------------------
                                   Carrying         Fair           Carrying         Fair          Carrying           Fair
                                    value           value           value           value          value            value
                                    -----           -----           -----           -----          -----            -----
                                                                  (Dollars in thousands)

Interest-bearing deposits           $ 2,654       $ 2,654           $1,985          $1,985        $  625          $   625
Interest-bearing time deposits        4,600         4,600              800             800         1,000            1,000
Investment securities:
  Held to maturity:
    U.S. Government and
      federal agencies                3,299         3,310            3,797           3,811         4,187            4,237
    Mortgage-backed securities
                                        847           914              984           1,063         1,190            1,281
  Available for sale:
    FHLB stock                          348           348              324             324           303              303
    Intrieve Inc. stock                  15            15               15              15            15               15
                                    -------       -------           ------          ------        ------           ------

    Total                           $11,763       $11,841           $7,905          $7,998        $7,320           $7,461
                                    =======       =======           ======          ======        ======           ======


         The maturities of the Association's interest-bearing deposits and investment securities (excluding mortgage-backed securities) at December 31, 1997, are indicated in the following table:

                                                          At December 31, 1997
                     --------------------------------------------------------------------------------------------------------
                                       After one through    After five       After ten
                      One year or less    five years    through ten years        years                      Total
                     ----------------- ---------------- -----------------  -----------------   ------------------------------
                      Carrying  Average Carrying Average Carrying  Average  Carrying  Average   Carrying   Weighted     Market
                       value     yield    value   yield   value     yield     value    yield     value  average yield  Value
                       -----     -----    -----   -----   -----     -----     -----    -----   --------  -------------  -----
                                                              (Dollars in thousands)

Interest-bearing      $2,654     5.70%       -       -%    $-        -%       $-        -%      $ 2,654      5.70%   $ 2,654
  deposits
Interest-bearing       2,100     5.70    2,500     5.94     -         -        -         -        4,600      5.83      4,600
  time deposits
Investment
  securities:
   U.S. Government     2,999     5.70      300     8.60     -         -        -         -        3,299      5.96      3,310
     and federal
     agencies
   Intrieve Inc.          15     0.00        -       -      -         -        -         -           15      0.00         15
     stock
   FHLB stock            348     7.31                -      -         -        -         -          348      7.31        348
                      ------     ----   ------     ----    -                  -                 -------      ----    -------
     Total            $8,116     5.75%  $2,800     6.24%   $-        -%       $-        -%      $10,916      5.87%   $10,927
                      ======     ====   ======     ====    ==        =        ==        =       =======      ====    =======

         The maturities of the Association's mortgage-backed securities portfolio are indicated in the following tables:


                                                  At December 31, 1997
--------------------------------------------------------------------------------------------------------------------
                        After one          After five
One year or less   through five years   through ten years       After ten years                   Total
----------------   ------------------   -----------------     -------------------    -------------------------------
Carrying Average   Carrying  Average   Carrying    Average    Carrying     Average   Carrying               Market
 value    yield     value     yield     value       yield       value       yield      value      Yield      value
 -----    -----     -----     -----     -----       -----       -----       -----      -----      -----      -----
                                                  (Dollars in thousands)

     -         -       $11      9.50%      $19       12.04%      $817        10.26%      $847      10.29%      $914


DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of the Association's funds for use in lending and other investment activities. In addition to deposits, the Association derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. The Association may also borrow funds from the FHLB as a source of funds.

         DEPOSITS. Deposits are attracted principally from within the Association's market area through the offering of a selection of deposit instruments, including regular passbook savings accounts, NOW accounts, money market accounts, and certificates of deposit. Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are monitored weekly by the President and reviewed monthly by the Board of Directors of the Association. The Association does not use brokers to attract deposits. The amount of deposits from outside the Association's market area is not significant.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Association at the dates indicated:


                                                           At December 31,
                                 -----------------------------------------------------------------------

                                         1997                   1996                      1995
                                 ------------------      --------------------       --------------------
                                             Percent                  Percent                   Percent
                                            of total                 of total                   of total
                                 Amount     deposits     Amount      deposits       Amount      deposits
                                 ------     --------     ------      --------       ------      --------
                                                         (Dollars in thousands)
Transaction accounts:
   Regular savings
     accounts (1)                $ 9,947       37.77%   $  9,923       34.50%      $  9,565      32.30%
   NOW and Super NOW accounts(2)     973        3.70         979        3.40          1,057       3.60
   Money market accounts (3)       2,391        9.08       3,290       11.40          4,567      15.40
                                 -------      ------     -------      ------        -------     ------
     Total transaction
       accounts                   13,311       50.55      14,192       49.30         15,189      51.30

Certificates of deposit
    3.01 -  5.00%                  6,303       23.94       6,837       23.75          7,978      26.94
    5.01 -  7.00%                  6,719       25.51       7,762       26.95          6,177      20.85
    7.01 -  9.00%                      -           -            -          -            271       0.91
                                 -------      ------     -------      ------        -------     ------

   Total certificates of
      deposit (4)                 13,022       49.45      14,599       50.70         14,426      48.70
                                 -------      ------     -------      ------        -------     ------

   Total deposits                $26,333      100.00%    $28,791      100.00%       $29,615     100.00%
                                 =======      ======     =======      ======        =======     ======
-----------------------------

(Footnotes on next page).

(1) The weighted average rate on passbook savings accounts was 3.0% at December 31, 1997, and December 31, 1996 and 1995, respectively.

(2) The weighted average rate on NOW and Super NOW accounts was 1.75%, at December 31, 1997, and December 31, 1996 and 1995, respectively.

(3) The weighted average rate on money market accounts was 2.75%, 2.75% and 2.95% at December 31, 1997, and December 31, 1996 and 1995, respectively.

(4) The weighted average rate on all certificates of deposit was 5.03%, 5.09% and 5.04% at December 31, 1997, and December 31, 1996 and 1995, respectively.


         The following table shows rate and maturity information for the Association's certificates of deposit at December 31, 1997:


                                                         Amount Due
                                -------------------------------------------------------------
                                               Over          Over
                                  Up to      1 year to    2 years to       Over
     Rate                       one year      2 years       3 years      3 years    Total
     ----                       --------      -------       -------      -------    -----
                                                          (In thousands)

3.01% to 5.00%                     5,013          889           207          194       6,303
5.01% to 7.00%                     4,481        1,620           289          329       6,719
                                  ------       ------          ----         ----     -------

   Total certificates of deposit  $9,494       $2,509          $496         $523     $13,022
                                  ======       ======          ====         ====     =======



         At December 31, 1997, approximately $9.5 million of the Association's certificates of deposit mature within one year. Based on past experience and the Association's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Association at maturity. If, however, the Association is unable to renew the maturing certificates for any reason, borrowings of up to $7.0 million are available from the FHLB of Cincinnati.

         The following table presents the amount of the Association's certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 1997:


                   Maturity                             Amount
                   --------                             ------
                                                    (In thousands)

         Three months or less                            $1,404
         Over 3 months to 6 months                          827
         Over 6 months to 12 months                       1,340
         Over 12 months                                     649
                                                         ------

             Total                                       $4,220
                                                         ======


         All of the above certificates of deposit are held by long-time depositors at the Association and management believes that a substantial percentage of such certificates will be renewed with the Association at maturity.

         The following table sets forth the Association's deposit account balance activity for the periods indicated:


                                                     Year ended December 31,
                                       -----------------------------------------------------
                                         1997                  1996                  1995
                                         ----                  ----                  ----

Beginning balance                      $ 28,791               $  29,615           $  29,198
Net increase(decrease) before
   interest credited                     (3,597)                 (1,972)               (686)
Interest credited                         1,139                   1,148               1,103
                                       --------               ----- ---           ---------
Ending balance                           26,333                 $28,791             $29,615
                                       ========               =========           =========

  Net increase (decrease)              $ (2,458)              $    (824)          $     417
                                       ========               =========           =========


         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, the Association is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. See "REGULATION - Office of Thrift Supervision -- Qualified Thrift Lender Test." If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 1997, the Association was in compliance with the QTL test. At December 31, 1997, and during the year ended December 31, 1996, the Association did not utilize FHLB advances. For the year ended December 31, 1995, the average outstanding balance of FHLB advances was $23,000. For the year ended December 31, 1997, the Association's average outstanding balance of FHLB advances was $15,000.

COMPETITION

         The Association faces competition for deposits and loans from branches of two large independent commercial banks located in Bridgeport and branches of two larger independent commercial banks and one branch of a super-regional commercial bank in Shadyside. In addition, competing financial institutions exist in surrounding communities located in the Association's market area. The primary factors in competition for deposits are customer service and convenience of office location. The Association competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. The Association does not offer all of the products and services offered by some of its competitors, particularly commercial banks.

SUBSIDIARY ACTIVITY

         On September 25, 1997, the Association dissolved its wholly-owned subsidiary, Trailway Financial, Inc. ("Trailway"). Trailway was formed to acquire stock in Intrieve, Inc., the Association's data processing servicing company.

EMPLOYEES

         At December 31, 1997, the Association had 14 full-time employees and no part-time employees. The Association believes that relations with its employees are excellent. The Association offers health, life and disability benefits to all employees and has a defined benefit pension plan and a 401(k) plan for its eligible full-time employees. None of the employees of the Association is represented by a collective bargaining unit.

YEAR 2000

         The Association's operations, like those of most financial institutions, depend almost entirely on computer systems. The Association is addressing the potential problems associated with the possibility that the computers which control or operate the Association's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Association is working with the companies that supply or service its computer-operated or computer-dependent systems to identify and remedy any year-2000 related problems.

         At this time, no specific material expenses have been identified which are reasonably likely to be incurred by the Association in connection with year-2000 issues and the Association does not expect to incur significant expense to implement corrective measures. No assurance can be given at this time, however, that significant expense will not be incurred in future periods. In the event that the Association is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make the Association's current systems, programs and equipment year-2000 compliant, OSFS's net income and financial condition could be adversely affected. While the Association is endeavoring to ensure that its computer-dependent operations are year-2000 compliant, no assurance can be given that some year-2000 problems will not occur.

         In addition to possible expense related to its own systems, OSFS could incur losses if year-2000 issues adversely affect the Association's depositors or borrowers. Such problems could include delayed loan payments due to year-2000 problems affecting any of the Association's significant borrowers or impairing the payroll systems of large employers in the Association's primary market area. Because the Association's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Association's primary market area is not significantly dependent upon one employer or industry, the Association does not expect any significant or prolonged year-2000 related difficulties that will affect net earnings or cash flow.

                                   REGULATION

GENERAL

         OSFS is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, OSFS is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, OSFS is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As a savings and loan association chartered under the laws of Ohio, the Association is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because the Association's deposits are insured by the FDIC, the Association also is subject to regulatory oversight by the FDIC. the Association must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether the Association is in compliance with various regulatory requirements and is operating in a safe and sound manner. The Association is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and the Association may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which the Association may engage and would probably subject the Association to more regulation by the FDIC. In addition, OSFS might become subject to a different set of holding company regulations limiting the activities in which OSFS may engage and subjecting OSFS to additional regulatory requirements, including separate capital requirements. At this time, OSFS cannot predict when or whether Congress may actually pass legislation regarding OSFS's and the Association's regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which OSFS or the Association are authorized to engage, it is not anticipated that the current activities of either OSFS or the Association will be materially affected by those activity limits.

OHIO CORPORATION LAW

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither OSFS nor the Association has opted out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statue also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

OHIO SAVINGS AND LOAN REGULATION

         The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, the Association is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area.

         REGULATORY CAPITAL REQUIREMENTS. The Association is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of their total assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. The Association does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Association includes allowances for loan and lease losses at December 31, 1997.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to the interest rate risk component, a savings association will have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Association's capital at December 31, 1997, met the standards for the highest category, a "well-capitalized" institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized and (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of the Association at December 31, 1997, was approximately $10.2 million, or 37%, and exceeded the applicable 4.0% liquidity requirement by approximately $9.1 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1997, the Association met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At December 31, 1997, the Association was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. The Association was in compliance with such restrictions at December 31, 1997.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. OSFS is an affiliate of the Association . Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Association was in compliance with these requirements and restrictions at December 31, 1997.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted from mutual to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year up to the greater of (i) 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, and (ii) the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. The Association meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that, before and after the proposed distribution, meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

         As a subsidiary of OSFS, the Association is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns.

         HOLDING COMPANY REGULATION. OSFS is a savings and loan holding company within the meaning of the HOLA. As such, OSFS has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by OSFS. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, OSFS generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit OSFS's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact OSFS's current activities, which consist solely of holding stock of the Association . The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of OSFS and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1997, the Association met both those tests.

         If OSFS acquired control of another savings institution, other than through a merger or other business combination with the Association, OSFS would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of OSFS and any of its subsidiaries (other than the Association other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF OSFS AND THE ASSOCIATION. In addition to the Ohio law limitations on the merger and acquisition of the Association and OSFS, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of the Association or OSFS without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of the Association must be approved by the OTS as well as the Superintendent. Further, any merger of OSFS in which OSFS is not the resulting company must also be approved by both the OTS and the Superintendent.

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The Association is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Association , and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. The Association had approximately $29.1 million in deposits at March 31, 1995, and paid a special assessment of $190,000.

         STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of the Association's activities and investments at December 31, 1997, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At December 31, 1997, the Association was in compliance with the new reserve requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. The Association is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of the Association's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. The Association was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $348,000 at December 31, 1997.

         FHLB advances to member institutions who meet the QTL test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 1997, the Association's maximum limit on advances was approximately $7.0 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.

                                    TAXATION

FEDERAL TAXATION

         OSFS and the Association are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, OSFS and the Association may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         The Association's average gross receipts for the three tax years ending on December 31, 1997, is $2.5 million and as a result, the Association does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as the Association , were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, the Association used the percentage of taxable income method.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (I.E., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like the Association, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Association to OSFS is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of the Association for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1997, the pre-1988 reserves of the Association for tax purposes totaled approximately $832,000. The Association believes it had approximately $4.3 million of accumulated earnings and profits for tax purposes as of December 31, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes 6 and 15 to the financial statements. No representation can be made as to whether the Association will have current or accumulated earnings and profits in subsequent years.

         The tax returns of the Association have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Association .

OHIO TAXATION

         OSFS is subject to the Ohio corporation franchise tax, which, as applied to OSFS, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) .400% times taxable net worth.

         In computing its tax under the net worth method, OSFS may exclude 100% of its investment in the capital stock of the Association , as reflected on the balance sheet of OSFS in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of the Association . The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, OSFS may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including OSFS, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         The Association is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of the Association determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," the Association is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.           DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1997, regarding the properties on which the main office and the branch office of the Association are located:


                                           Owned or             Date          Square        Net book
Location                                    leased            acquired        footage         value          Deposits
--------                                    ------            --------        -------         -----          --------
                                                                                                          (In thousands)

435 Main Street                             Owned               1964            4,744        $143,630           $18,909
Bridgeport, Ohio 43912

4000 Central Avenue                         Owned               1979            2,197         285,238             7,424
Shadyside, Ohio 43943


         The Association owns all of its electronic data processing equipment. Such equipment includes several personal computers which are fully depreciated.

ITEM 3.          LEGAL PROCEEDINGS

        Neither OSFS nor the Association is presently involved in any legal proceedings of a material nature. From time to time, the Association is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Association.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the shareholders of OSFS during the last quarter of the fiscal year ended December 31, 1997.


                                     PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF COMMON SHARES AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The information contained in those portions of the Annual Report included in Exhibit 13 hereto under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

ITEM 7.          CONSOLIDATED FINANCIAL STATEMENTS

        The Consolidated Financial Statements contained in those portions of the Annual Report included in Exhibit 13 hereto are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of OSFS (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "BOARD OF DIRECTORS," "EXECUTIVE OFFICERS" and "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

ITEM 10.         EXECUTIVE COMPENSATION

        The information contained in the Proxy Statement, which is included in
Exhibit 20 hereto, under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS" is incorporated herein by reference.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in the Proxy Statement, which is included in
Exhibit 20 hereto, under the caption "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

                 (a)     Exhibits

                         Item 3 Amended Articles of Incorporation and Code of Regulations

                         Item 10   Material Contracts

                         Item 13 Portions of the 1997 Annual Report to Shareholders

                         Item 20   Proxy Statement for 1998 Meeting of
                                   Shareholders

                         Item 21   Subsidiaries of the Registrant

                         Item 27   Financial Data Schedule


                 (b) No current report on Form 8-K was filed by OSFS during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1998.


                                         OHIO STATE FINANCIAL SERVICES, INC.



                                         By:  /s/ Jon W. Letzkus
                                              ------------------------------
                                              Jon W. Letzkus
                                              President, Chief Executive
                                              Officer and a Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Michael P. Eddy                           By: /s/ John O. Costine
    --------------------------------------           ---------------------------
     Michael P. Eddy                                   John O. Costine
     Treasurer and Chief Financial Officer             Director


Date: March 23, 1998                              Date: March 23, 1998


By: /s/ Anton M. Godez                            By: /s/ William E. Reline
    --------------------------------------           ---------------------------
     Anton M. Godez                                    William E. Reline
     Director                                          Director


Date: March 23, 1998                              Date: March 23, 1998


By: /s/ Manuel C. Thomas
    --------------------------------------
     Manuel C. Thomas
     Director


Date: March 23, 1998

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                                  PAGE NUMBER


     3.1        Articles of Incorporation, as amended through July 1,        Incorporated by reference to Pre-Effective
                1997, of OSFS                                                Amendment No. 1 to the Form S-1 dated
                                                                             August 1,1997 (the "S-1 Amendment") and
                                                                             filed by OSFS with the Securities and
                                                                             Exchange Commission (the "SEC"), Exhibits
                                                                             3.1 and 3.3

     3.2        Regulations of the Ohio State Financial Services, Inc.       Incorporated by reference to the
                                                                             Registration Statement on Form S-1 dated
                                                                             June 20, 1997 (the "Form S-1"), and filed
                                                                             by OSFS with the SEC, Exhibit 3.2

     10        Employment Agreement between the Association and Jon W.
               Letzkus

     13        Ohio State Financial Services, Inc. 1997 Annual Report to
               Shareholders

     20 Proxy Statement for the 1998 Annual Meeting of Shareholders of Ohio State Financial Services, Inc.

     21        Subsidiaries of the Registrant

     27        Financial Data Schedule