Form 10QSB
period 1998-03-31
OHIO STATE FINANCIAL SERVICES INC
filed 1998-05-15
CIK 1039188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT

For the transition period from ____________ to ____________


                         Commission File Number 0-29649
                                                -------

                       Ohio State Financial Services, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Ohio                                      31-1529204
   -------------------------------             --------------------------------
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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

As of May 7, 1998, the latest practicable date, 634,168 shares of the registrant's common stock, without par value, were issued and outstanding.

                       OHIO STATE FINANCIAL SERVICES, INC.

                                      INDEX


                                                                                            Page
                                                                                           Number

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statement of Financial Condition (Unaudited) as of
                  March 31, 1998 and December 31, 1997                                        3

              Consolidated Statement of Operations (Unaudited)
                for the Three Months ended March 31, 1998 and 1997                            4

              Consolidated Statement of Cash Flows (Unaudited)
                for the Three Months ended March 31, 1998 and 1997                            5

              Notes to Unaudited Consolidated Financial Statements                          6 - 7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                8 - 10

PART II  -  OTHER INFORMATION

Item 1.       Legal Proceedings                                                              11

Item 2.       Changes in Securities                                                          11

Item 3.       Default Upon Senior Securities                                                 11

Item 4.       Submissions of Matters to a Vote of Security Holders                           11

Item 5.       Other Information                                                              11

Item 6.       Exhibits and Reports on Form 8-K                                               11

SIGNATURES                                                                                   12

                       OHIO STATE FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)

                                                                                    March 31,           December 31,
                                                                                      1998                  1997
                                                                                  ------------         ------------

ASSETS Cash and cash equivalents:
   Cash and amounts due from banks                                                $    516,411         $    523,987
   Interest-bearing deposits with other institutions                                 1,078,953            2,653,845
                                                                                  ------------         ------------
       Total cash and cash equivalents                                               1,595,364            3,177,832

Interest bearing time deposits                                                       7,500,000            4,600,000

Investment securities:
   Available for sale (at market value)                                                369,200              363,000
   Held to maturity (market value of $2,208,340 at 3/31/98;
       and $4,224,064 at 12/31/97)                                                   2,131,080            4,146,588

Loans receivable, net                                                               24,943,228           24,377,054
Office properties and equipment, net                                                   478,870              482,950
Accrued interest receivable, loans and investments (net of reserve
    for uncollected interest of $9,616 at 3/31/98; and $7,709 at 12/31/97)             168,225              173,639
Other assets                                                                            74,156               22,965
                                                                                  ------------         ------------

       TOTAL ASSETS                                                               $ 37,260,123         $ 37,344,028
                                                                                  ============         ============

LIABILITIES
Deposit accounts                                                                  $ 26,310,558         $ 26,333,439
Advances by borrowers for taxes and insurance                                           83,636              152,136
Accrued interest payable and other liabilities                                         150,335              221,978
Deferred federal income taxes                                                           75,005               75,005
                                                                                  ------------         ------------
       TOTAL LIABILITIES                                                            26,619,534           26,782,558
                                                                                  ------------         ------------

STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized, no par
     or stated value; 634,168 shares issued and outstanding
     at 3/31/98 and 12/31/97                                                                 -                    -
Additional paid in capital                                                           5,930,591            5,922,360
Unearned Employee Stock Ownership Plan shares (ESOP)                                  (481,203)            (493,867)
Retained earnings - substantially restricted                                         5,191,201            5,132,977
                                                                                  ------------         ------------
          TOTAL STOCKHOLDERS' EQUITY                                                10,640,589           10,561,470
                                                                                  ------------         ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 37,260,123         $ 37,344,028
                                                                                  ============         ============


See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                    For the Three Months Ended March 31,
                                                                                        1998                  1997
                                                                                  -----------------     -----------------

INTEREST AND DIVIDEND INCOME
   Loans                                                                          $         486,792     $         489,363
   Mortgage-backed securities                                                                19,553                22,523
   Interest-bearing deposits and investment securities                                      149,413                96,531
   Dividends on Federal Home Loan Bank stock                                                  6,221                 5,598
                                                                                  -----------------     -----------------
       Total interest and dividend income                                                   661,979               614,015
                                                                                  -----------------     -----------------

INTEREST EXPENSE
   Savings deposits                                                                         257,484               286,720
   Federal Home Loan Bank advances                                                                -                   505
                                                                                  -----------------     -----------------
       Total interest expense                                                               257,484               287,225
                                                                                  -----------------     -----------------

NET INTEREST INCOME                                                                         404,495               326,790

PROVISION FOR LOAN LOSSES                                                                         -                     -
                                                                                  -----------------     -----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                         404,495               326,790
                                                                                  -----------------     -----------------

NONINTEREST INCOME
   Service charges                                                                            1,698                 2,104
   Other income and fees                                                                      4,063                 7,052
                                                                                  -----------------     -----------------
       Total noninterest income                                                               5,761                 9,156
                                                                                  -----------------     -----------------

NONINTEREST EXPENSE
   Salaries and benefits                                                                    118,379                90,818
   Occupancy expense                                                                         15,805                14,647
   Furniture and equipment expense                                                            4,807                 8,964
   Federal insurance premium                                                                  8,015                 4,621
   Legal and accounting fees                                                                 20,926                 5,287
   Advertising and public relations                                                          10,258                 7,719
   Franchise, payroll and other taxes                                                        40,168                23,811
   Stationery, printing and office expenses                                                  12,487                10,125
   Service bureau expense                                                                    13,945                12,464
   Other operating expenses                                                                  29,897                22,285
                                                                                  -----------------     -----------------
       Total noninterest expense                                                            274,687               200,741
                                                                                  -----------------     -----------------

INCOME BEFORE INCOME TAXES                                                                  135,569               135,205

PROVISION FOR INCOME TAXES                                                                   48,169                45,703
                                                                                  -----------------     -----------------

NET INCOME                                                                        $          87,400     $          89,502
                                                                                  =================     =================

PER SHARE DATA
   Net earnings per share                                                                   $   .15               $    -
                                                                                            =======               ======

AVERAGE SHARES OUTSTANDING                                                                  585,415                    -
                                                                                            =======               ======

See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                   For the Three Months Ended March 31,
                                                                                         1998                1997
                                                                                     -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                        $    87,400         $    89,502
   Adjustments:
       Depreciation                                                                        9,203               9,627
          Investment accretion and amortization, net                                         190                (870)
       ESOP amortization                                                                  20,894
       Federal Home Loan Bank stock dividends                                             (6,200)             (5,500)
       Deferred federal income taxes                                                           -               7,497
       Accrued interest receivable and other assets                                      (45,777)             35,064
       Accrued interest payable and other liabilities                                    (71,643)            (21,803)
                                                                                     -----------         -----------
              Net cash used for operating activities                                      (5,933)            113,517
                                                                                     -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Term deposits, net                                                                 (2,900,000)           (400,000)
   Proceeds from maturities of held to maturity securities                             2,000,000                   -
   Proceeds from redemptions of mortgage-backed certificates                              15,318              45,621
   Net increase in loans                                                                (566,174)           (142,134)
   Acquisition of office properties and equipment                                         (5,123)                  -
                                                                                     -----------         -----------
              Net cash used for investing activities                                  (1,455,979)           (496,513)
                                                                                     -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Payment of dividends                                                                  (29,176)                  -
   Change in deposits, net                                                               (22,881)            633,580
   Change in mortgage escrow funds, net                                                  (68,499)            (73,035)
                                                                                     -----------         -----------
              Net cash used for financing activities                                    (120,556)            560,545
                                                                                     -----------         -----------

              Change in cash and cash equivalents                                     (1,582,468)            177,549

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         3,177,832           2,435,662
                                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 1,595,364         $ 2,613,211
                                                                                     ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
       Interest on deposits and borrowings                                           $   257,275         $   286,671
       Income taxes                                                                       77,378                   -
   Loans transferred to real estate acquired in settlement                                     -              17,620


See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Ohio State Financial Services, Inc. (the "Company"), includes its wholly-owned subsidiary, Bridgeport Savings and Loan Association (the "Association"). All significant inter-company balances and transactions have been eliminated.

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

These statements should be read in conjunction with the consolidated statements as of and for the year ended December 31, 1997, and related notes which are included on Form 10-KSB (file no. 0-29649).


NOTE 2 - CONVERSION TO A STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING
COMPANY

On March 24, 1997, the Board of Directors of the Association approved a plan of conversion (the "Plan") providing for the conversion of the Association from a mutual savings and loan association to a capital stock savings and loan association incorporated under Ohio law (the "Conversion") and the simultaneous issuance of all of its outstanding stock to a newly-formed holding company, Ohio State Financial Services, Inc. After approval by the regulatory authorities and the Association's members, the Conversion was completed on September 26, 1997. As a result of this transaction, the Company was formed and the Association became a wholly-owned subsidiary of the Company.

In connection with the conversion on September 26, 1997, the Company completed the sale of 634,168 shares of common stock at $10.00 per share. From the proceeds, $5,916,081 was allocated to additional paid in capital , which is net of conversion costs of $425,599. The common shares of the Company have no par or stated value per share. Included in the 634,168 shares were 50,653 acquired by the ESOP.


NOTE 3 - RECENT ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general- purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for the financial statement but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Statement of Financial Position. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 became effective for fiscal years beginning after December 15, 1997. The Company's equity securities classified as available for sale consist of Federal Home Loan Bank stock and stock in the Company's data processing servicer and reflect no unrealized gain or loss due to their restricted nature. The adoption of SFAS No. 130 did not have a material impact on the disclosure requirements of the Company due to the absence of any items of comprehensive income.

In February, 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share ("EPS") by entities with publicly-held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 supersedes APB Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier or retroactive application is not permitted. The Company adopted SFAS No. 128 on December 31, 1997. The Company did not have any common stock equivalents for any of the periods presented, consequently, basic and diluted earnings per share were the same.


NOTE 4 - EARNINGS PER SHARE

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable to the three month period ended March 31, 1997, as the conversion from mutual to stock form was not completed until September 26, 1997.

The company accounts for the 50,653 shares acquired by the ESOP in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to employee accounts. At March 31, 1998, approximately 2,533 shares had been committed for allocation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

On March 24, 1997, the Board of Directors of the Association approved the Plan and the Conversion. After approval by the regulatory authorities and the Association's members, the Conversion was completed on September 26, 1997, and as a result, the holding company was formed (the "Company") and the Association became a wholly-owned subsidiary of the Company. In connection with the Conversion on September 26, 1997, the Company completed the sale of 634,168 shares (the "Offering") and received net proceeds of approximately $5,916,081. The Company transferred approximately $2,958,041 of the net proceeds to the Association for the purchase of all of the capital stock of the Association. In addition, $506,530 was loaned to the Association's Employee Stock Ownership Plan ("ESOP") for the purchase of shares in the Offering.

Comparison of Financial Condition at March 31, 1998 and December 31, 1997
-------------------------------------------------------------------------

At March 31, 1998, the Company's assets decreased by approximately $84,000 to $37,260,000 from $37,344,00 million at December 31, 1997. Total cash and cash equivalents decreased by $1,583,000 to $1,595,000 at March 31, 1998, from $3,178,000 at December 31, 1997. This decrease represented the outflow of cash associated with the purchase of term deposits and increased loan production, offset by maturities of held to maturity securities. Interest bearing time deposits increased by $2,900,000 to $7,500,000 at March 31, 1998, from $4,600,000 at December 31, 1997. The increase is the direct result of $2,700,000 purchased in Federal Home Loan Bank term deposits. Held to maturity securities decreased by approximately $2,016,000 to $2,131,000 at March 31, 1998, from $4,147,000 at December 31, 1997. The decrease reflected the maturity of $2,000,000 in United States Government and Agency obligations. Net loans receivable increased $566,000 to $24,943,000 at March 31, 1998, from $24,377,000 at December 31, 1997. The increase was primarily attributable to the increase in mortgage loan production of $622,000.

Deposits decreased $23,000 from $26,334,000 at December 31, 1997, to $26,311,000 at March 31, 1998. Stockholders' Equity increased $79,000 to $10,641,000 at March 31, 1998, compared to $10,562,000 at December 31, 1997. The increase was attributable to net income of $87,400 and recognition of shares in the Employee Stock Ownership Plan amounting to $21,000. In February, 1998, the Company paid a dividend of $.05 per share, while maintaining capital ratios well in excess of regulatory guidelines. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and policies.

Comparison of Operating Results for the Three Months Ended March 31, 1998 and
-----------------------------------------------------------------------------
1997
----

NET INCOME. Net income decreased $2,000, or 2.4%, from net income of $90,000 for the three months ended March 31, 1997, as compared to net income of $88,000 for the same period in 1998. The decrease in net income was primarily the result of an increase in net interest income of $78,000 or, 23.8% offset by an increase in non-interest expenses of $74,000, or 36.8% and a decrease in noninterest income of $3,000.

NET INTEREST INCOME. Net interest income increased $78,000, or 23.8%, from $327,000 for the three months ended March 31, 1997, to $405,000 for the three months ended March 31, 1998. The company's net yield on interest-earning assets increased from 3.94% for the three months ended March 31, 1997, to 4.49% for the same period in 1998. Interest and dividend income increased $48,000, or 7.8%, from $614,000 for the three months ended March 31, 1997, to $662,000 for the three months ended March 31, 1998, while interest expense decreased $30,000, or 10.4%, from $287,000 for the 1997 period to $257,000 for the 1998 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $48,000 for the three months ended March 31, 1998, compared to the same period in 1997. Interest income on loans decreased $2,000, or .5%, from $489,000 for the three months ended March 31, 1997, to $487,000 for the three months ended March 31, 1998. The decrease in interest income on loans was primarily the result of a decrease in the average balance of loans from $25,100,000 for the three months ended March 31, 1997, to $24,600,000 for the three months ended March 31, 1998,

Interest income on investments, including interest-bearing deposits, increased $51,000 to $175,000, for the three months ended March 31, 1998, compared to $124,000 for the 1997 period. The increase in interest income on investments was directly attributable to the investment of funds received in the Offering as the average balance of investments increased $3.4 million for the three months ended March 31, 1997, compared to the 1998 period.

INTEREST EXPENSE. Total interest expense decreased by $30,000 from the 1997 period to the 1998 period. The Association's cost of funds decreased from 3.94% for the three months ended March 31, 1997, to 3.90% for the 1998 period, while average outstanding deposits declined $2,755,000 from $29,095,000 for the period ended March 31, 1997 to $26,340,000 for the same period ended March 31, 1998. The decrease in the average balance of deposits was the result of customers electing not to renew maturing certificates of deposit at prevailing interest rates, and the withdrawal of deposits for the purchase of the Company's common shares in connection with the conversion.

PROVISION FOR LOAN LOSSES. There were no provisions for losses on loans for the three months ended March 31, 1998 and 1997. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at March 31, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income totaled $6,000 for the three months ended March 31, 1998, a decrease of $3,000, from $9,000 for the 1997 period.

NONINTEREST EXPENSE. Noninterest expenses increased $74,000, or 36.8%, from $201,000 for the three months ended March 31, 1997, to $275,000 for the 1998 period. The increase in noninterest expenses was partly attributable to an increase in salaries and benefits of $28,000 from the 1997 to the 1998 period resulting from costs associated with the employee stock ownership plan of $21,000 and merit base pay increases. Franchise, payroll and other taxes increased by $16,000 from the three months ended March 31, 1997 to the 1998 period. This increase is the direct result of an increase in franchise taxes assessed on net worth which increased as a result of the Offering. Legal and accounting fees increased $16,000, or 296%, from $5,000 for March 31, 1997 to $21,000 for March 31, 1998. The increase in legal and accounting fees is due to expenses related to public filings.

INCOME TAXES. The provision for income taxes totaled $48,000 for the three months ended March 31, 1998, an increase of $2,000, or 5.4%, from the $46,000 in the comparable 1997 period due to an increase in the effective rate on taxes from 33.8% to 35.5% for the periods.

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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Cincinnati advances. At March 31, 1998, the Association's total borrowing capacity from the FHLB totaled approximately $7.1 million, of which there were no advances outstanding.

As of March 31, 1998, the Association has $37,000 in outstanding mortgage and construction loan commitments.

Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with OTS relations. At March 31, 1998, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At March 31, 1998, the Association's capital ratios were as follows:

                                                                    Association
                                              Requirement             Actual
                                              -----------             ------

                  Tangible capital               1.50%                23.40%
                  Core capital                   3.00%                23.40%
                  Risk-based capital             8.00%                48.52%

Risk Elements
-------------

The table below presents information concerning nonperforming assets which include nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. Once the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the financial condition of the borrower.

                                                         March 31,  December 31,
                                                           1998        1997
                                                         --------    ---------
                                                         (dollars in thousands)

Loans on nonaccrual basis                                $     94    $      98
Loans past due 90 days still accruing                           0            0
Renegotiated loans                                              0            0
                                                         --------    ---------

          Total nonperforming loans                            94           98

Other real estate                                               0            0
Repossessed assets                                              0            0
                                                         --------    ---------

          Total nonperforming assets                     $     94    $      98
                                                         ========    =========

Nonperforming loans as a percent of total loans             0.38%        0.40%
                                                            =====        =====

Nonperforming assets as a percent of total assets           0.25%        0.26%
                                                            =====        =====

Allowance for loan losses to nonperforming loans          150.00%      143.86%
                                                          =======      =======

Nonperforming loans are primarily made up of one- to four-family residential mortgages. The collateral requirements on loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 1998, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OHIO STATE FINANCIAL SERVICES, INC.


Date: May 11, 1998                   By: /s/ Jon W. Letzkus
                                         --------------------------------------
                                         Jon W. Letzkus
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




                Signature                                   Title                                Date
                ---------                                   -----                                ----


/s/ Jon W. Letzkus
----------------------------
Jon W. Letzkus                                     President and CEO                         May 11, 1998

/s/ Michael P. Eddy                                Treasurer and
----------------------------                       Chief Financial Officer                   May 11, 1998
Michael P. Eddy