Form 10QSB
period 1998-06-30
OHIO STATE FINANCIAL SERVICES INC
filed 1998-08-14
CIK 1039188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from ____________ to ____________

                         Commission File Number 0-29649
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

                                 (740) 635-0764
                             -----------------------
                             (Registrant's telephone
                          number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
                                  -----     -----

As of August 3, 1998, the latest practicable date, 634,168 shares of the registrant's common stock, without par value, were issued and outstanding.

                       OHIO STATE FINANCIAL SERVICES, INC.

                                      INDEX


                                                                                   Page
                                                                                  Number
                                                                                  ------

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statement of Financial Condition (Unaudited) as of
                June 30, 1998 and December 31, 1997                                  3

              Consolidated Statement of Operations (Unaudited)
                for the Six Months ended June 30, 1998 and 1997                      4

              Consolidated Statement of Operations (Unaudited)
                for the Three Months ended June 30, 1998 and 1997                    5

              Consolidated Statement of Cash Flows (Unaudited)
                for the Six Months ended June 30, 1998 and 1997                      6

              Notes to Unaudited Consolidated Financial Statements                 7 - 9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       10 - 13

PART II  -  OTHER INFORMATION

Item 1.       Legal Proceedings                                                     14

Item 2.       Changes in Securities                                                 14

Item 3.       Default Upon Senior Securities                                        14

Item 4.       Submissions of Matters to a Vote of Security Holders                  14

Item 5.       Other Information                                                     14

Item 6.       Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                          15

                       OHIO STATE FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)

                                                                                        June 30,           December 31,
                                                                                          1998                 1997
                                                                                          ----                 ----

ASSETS
Cash and cash equivalents:
   Cash and amounts due from banks                                                $        476,801      $         523,987
   Interest-bearing deposits with other institutions                                     2,798,575              2,653,845
                                                                                  ----------------      -----------------
       Total cash and cash equivalents                                                   3,275,376              3,177,832

Interest bearing time deposits                                                           5,500,000              4,600,000

Investment securities:
   Available for sale (cost of $375,600 at 6/30/98; and
         $363,000 at 12/31/97)                                                             375,600                363,000
   Held to maturity (market value of $1,614,364 at 6/30/98;
       and $4,224,064 at 12/31/97)                                                       1,547,301              4,146,588

Loans receivable, net                                                                   25,171,911             24,377,054
Real estate owned                                                                            9,887                      -
Office properties and equipment, net                                                       474,398                482,950
Accrued interest receivable, loans and investments (net of reserve
    for uncollected interest of $12,021 at 6/30/98; and $7,709 at 12/31/97)                192,805                173,639
Other assets                                                                                97,443                 22,965
                                                                                  ----------------      -----------------

       TOTAL ASSETS                                                               $     36,644,721      $      37,344,028
                                                                                  ================      =================

LIABILITIES
Deposit accounts                                                                  $     26,010,856      $      26,333,439
Advances by borrowers for taxes and insurance                                              153,234                152,136
Accrued interest payable and other liabilities                                             112,448                221,978
Deferred federal income taxes                                                               75,150                 75,005
                                                                                  ----------------      -----------------
       TOTAL LIABILITIES                                                                26,351,688             26,782,558
                                                                                  ----------------      -----------------

STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized, no par
     or stated value; 634,168 shares issued and outstanding
     at 6/30/98 and 12/31/97                                                                   -                     -
Additional paid in capital                                                               5,939,165              5,922,360
Unearned Employee Stock Ownership Plan shares (ESOP)                                      (468,540)              (493,867)
Unearned Recognition and Retention Plan shares (RRP)                                      (400,533)                  -
Retained earnings - substantially restricted                                             5,222,941              5,132,977
                                                                                  ----------------      -----------------
       TOTAL STOCKHOLDERS' EQUITY                                                       10,293,033             10,561,470
                                                                                  ----------------      -----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     36,644,721      $      37,344,028
                                                                                  ================      =================


    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                  For the Six Months Ended June 30,
                                                                     1998                  1997
                                                                     ----                  ----

INTEREST AND DIVIDEND INCOME
   Loans                                                       $         975,518     $         976,758
   Mortgage-backed securities                                             37,595                44,355
   Interest-bearing deposits and investment securities                   283,837               197,269
   Dividends on Federal Home Loan Bank stock                              12,623                11,559
                                                               -----------------     -----------------
       Total interest and dividend income                              1,309,573             1,229,941
                                                               -----------------     -----------------

INTEREST EXPENSE
   Savings deposits                                                      515,218               577,799
   Federal Home Loan Bank advances                                             -                   961
                                                               -----------------     -----------------
       Total interest expense                                            515,218               578,760
                                                               -----------------     -----------------

NET INTEREST INCOME                                                      794,355               651,181

PROVISION FOR LOAN LOSSES                                                      -                     -
                                                               -----------------     -----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      794,355               651,181
                                                               -----------------     -----------------

NONINTEREST INCOME
   Service charges                                                         6,039                 3,554
   Gain on sale of other real estate                                           -                 2,245
   Other income and fees                                                   7,478                21,534
                                                               -----------------     -----------------
       Total noninterest income                                           13,517                27,333
                                                               -----------------     -----------------

NONINTEREST EXPENSE
   Salaries and benefits                                                 256,237               180,108
   Occupancy expense                                                      30,827                29,969
   Furniture and equipment expense                                        12,351                16,067
   Federal insurance premium                                              15,591                11,575
   Legal, accounting, and examination fees                                53,132                12,985
   Advertising and public relations                                       16,457                18,702
   Franchise, payroll and other taxes                                     77,283                45,573
   Stationery, printing and office expenses                               25,174                19,394
   Service bureau expense                                                 27,504                23,895
   Other operating expenses                                               60,719                45,497
                                                               -----------------     -----------------
       Total noninterest expense                                         575,275               403,765
                                                               -----------------     -----------------

INCOME BEFORE INCOME TAXES                                               232,597               274,749

PROVISION FOR INCOME TAXES                                                84,281                92,887
                                                               -----------------     -----------------

NET INCOME                                                     $         148,316     $         181,862
                                                               =================     =================

PER SHARE DATA
   Earnings per share
     Basic                                                     $              26     $               -
                                                               =================     =================
     Diluted                                                   $             .25     $               -
                                                               =================     =================


    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                   For the Three Months Ended June 30,
                                                                       1998                   1997
                                                                       ----                   ----
INTEREST AND DIVIDEND INCOME
   Loans                                                         $         488,726     $         487,395
   Mortgage-backed securities                                               18,043                21,832
   Interest-bearing deposits and investment securities                     134,424               100,738
   Dividends on Federal Home Loan Bank stock                                 6,402                 5,961
                                                                 -----------------     -----------------
       Total interest and dividend income                                  647,595               615,926
                                                                 -----------------     -----------------

INTEREST EXPENSE
   Savings deposits                                                        257,734               291,079
   Federal Home Loan Bank advances                                               -                   456
                                                                 -----------------     -----------------
       Total interest expense                                              257,734               291,535
                                                                 -----------------     -----------------

NET INTEREST INCOME                                                        389,861               324,391

PROVISION FOR LOAN LOSSES                                                        -                     -
                                                                 -----------------     -----------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        389,861               324,391
                                                                 -----------------     -----------------

NONINTEREST INCOME
   Service charges                                                           4,341                 1,450
   Gain on sale of other real estate                                             -                 2,245
   Other income and fees                                                     3,415                14,482
                                                                 -----------------     -----------------
       Total noninterest income                                              7,756                18,177
                                                                 -----------------     -----------------

NONINTEREST EXPENSE
   Salaries and benefits                                                   137,857                89,290
   Occupancy expense                                                        15,021                15,322
   Furniture and equipment expense                                           7,545                 7,103
   Federal insurance premium                                                 7,576                 6,954
   Legal, accounting, and examination fees                                  32,206                 7,698
   Advertising and public relations                                          6,199                10,983
   Franchise, payroll and other taxes                                       37,115                21,762
   Stationery, printing and office expenses                                 12,686                 9,269
   Service bureau expense                                                   13,559                11,431
   Other operating expenses                                                 30,826                23,212
                                                                 -----------------     -----------------
       Total noninterest expense                                           300,590               203,024
                                                                 -----------------     -----------------

INCOME BEFORE INCOME TAXES                                                  97,027               139,544

PROVISION FOR INCOME TAXES                                                  36,111                47,184
                                                                 -----------------     -----------------

NET INCOME                                                       $          60,916     $          92,360
                                                                 =================     =================

PER SHARE DATA
   Earnings per share
      Basic                                                      $             .11     $               -
                                                                 =================     =================
      Diluted                                                    $             .10     $               -
                                                                 =================     =================


    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                  For the Six Months Ended June 30,
                                                                                    1998                  1997
                                                                                    ----                  ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                 $         148,316     $         181,862
   Adjustments:
       Depreciation                                                                      18,434                22,310
       Investment accretion and amortization, net                                           (56)               (1,537)
       ESOP amortization                                                                 42,132                     -
       RRP amortization                                                                  15,467                     -
       Federal Home Loan Bank stock dividends                                           (12,600)              (11,400)
       Deferred federal income taxes                                                        145                 7,497
       Gain on sale of real estate owned                                                     -                 (2,245)
       Accrued interest receivable and other assets                                     (93,644)              (57,812)
       Accrued interest payable and other liabilities                                  (109,530)               (2,445)
                                                                              -----------------     ------------------
              Net cash provided by operating activities                                   8,664               136,230
                                                                              ------------------    ------------------

CASH FLOW FROM INVESTING ACTIVITIES
   Term deposits, net                                                                  (900,000)             (500,000)
   Proceeds from maturities of held to maturity securities                            2,500,000                     -
   Proceeds from redemptions of mortgage-backed certificates                             99,343                63,021
   Net increase (decrease) in loans                                                    (804,744)              214,415
   Proceeds from sale of other real estate                                                   -                 19,865
   Acquisition of office properties and equipment                                        (9,882)              (24,480)
                                                                              -----------------     ------------------
              Net cash provided by (used for) investing activities                      884,717              (227,179)
                                                                              -----------------     ------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Payment of dividends                                                                 (58,352)                    -
   Change in deposits, net                                                             (322,583)              163,519
   Change in mortgage escrow funds, net                                                   1,098               (15,256)
   Purchase of RRP                                                                     (416,000)                    -
                                                                              -----------------     -----------------
              Net cash provided by (used for) financing activities                     (795,837)              148,263
                                                                              -----------------     -----------------

              Change in cash and cash equivalents                                        97,544                57,314

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        3,177,832             2,435,662
                                                                              -----------------     -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $       3,275,376     $       2,492,976
                                                                              =================     =================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
       Interest on deposits and borrowings                                    $         515,218     $         578,105
       Income taxes                                                                     164,578                 1,769
   Loans transferred to real estate acquired in settlement                                9,887                17,620



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

These statements should be read in conjunction with the consolidated statements as of and for the year ended December 31, 1997, and related notes which are included on Form 10-KSB.

NOTE 2 - CONVERSION TO STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING COMPANY

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

In connection with the conversion on September 26, 1997, the Company completed the sale of 634,168 shares of common stock at $10.00 per share. From the proceeds, $5,916,081 was allocated to additional paid in capital, which is net of conversion costs of $425,599. The common shares of the Company have no par or stated value per share. Included in the 634,168 shares were 50,653 shares acquired by the ESOP.

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

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which were delayed until after December 31, 1997 by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125, an amendment of SFAS No. 125." The adoption of these statements did not have a material impact on the Company's consolidated financial position or results of operations.

On April 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". The new standard revises employers' disclosures about pension and other postretirement benefits plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosure requirements that are no longer useful. SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures. The adoption of SFAS No. 132 did not have a material impact on presentation and disclosure of pension and other postretirement benefits.

NOTE 4 - EARNINGS PER SHARE

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable to the three month and six month periods ended June 30, 1997, as the conversion from mutual to stock form was not completed until September 26, 1997.

The company accounts for the 50,653 shares acquired by the ESOP in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to employee accounts. At June 30, 1998, approximately 3,799 shares had been committed for allocation.

The following table sets forth the computation of basic and diluted earnings per share. There were no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Operations (Unaudited) will be used as the numerator. The following tables set forth a reconciliation of the denominator of the basic and diluted earnings per share computation:


                                                                                           Six Months Ended
                                                                                             June 30, 1998
                                                                                             -------------
Denominator
     Denominator for basic earnings per share-weighted-average shares                            575,573
     Employee stock options (antidilutive)                                                             -
     Unvested RRP shares                                                                          10,881
                                                                                                  ------

     Denominator for diluted earnings per share-adjusted                                         586,454
                                                                                                 =======

                                                                                            Three Months Ended
                                                                                               June 30, 1998
                                                                                               -------------
Denominator
     Denominator for basic earnings per share-weighted-average shares                             568,349
     Employee stock options (antidilutive)                                                              -
     Unvested RRP shares                                                                           21,762
                                                                                                   ------

     Denominator for diluted earnings per share-adjusted                                          590,111
                                                                                                  =======


NOTE 5 - EMPLOYEE BENEFITS

Recognition and Retention Plan (RRP)

The Board of Directors adopted a RRP for directors and certain officers and employees which was approved by stockholders at the annual meeting held on April 15, 1998. The objective of the RRP is to enable the Association to retain its corporate officers, key employees, and directors who have the experience and the ability necessary to manage the Company and the Association. Directors, officers, and key employees who are selected by members of the Board-appointed committee are eligible to receive benefits under the RRP. Directors of the Association serve as trustees for the RRP.

In June, 1998, the RRP purchased, with funds contributed by the Association, shares of the common stock of which 22,320 shares were awarded to directors and employees, and 2,680 shares remained unawarded. Directors, officers, and employees who terminate their employment with the Association shall forfeit the right to any shares which were awarded but not earned, except in the event of death or disability.

The Association granted a total of 22,320 shares of common stock on April 15, 1998. These shares become earned and non-forfeitable over a five-year period on each anniversary date of the award beginning April 15, 1999. The RRP shares purchased in the conversion initially will be excluded from stockholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, over the years during which the shares are earned and recorded as an addition to stockholders' equity.

Stock Option Plan
-----------------
The Board of Directors adopted a Stock Option Plan for the directors, officers, and employees which was approved by stockholders at the annual meeting held on April 15, 1998. The Company granted options to purchase 58,979 shares of common stock. The options are first exercisable over a five-year period beginning April 15, 1999. The stock options typically have expiration terms of ten years. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Proceeds from the exercise of the stock options are credited to additional paid-in capital.

The following table presents share data related to the stock option plan:

                                                      Shares Under Option
                                                      -------------------
                                                    1998                 1997
                                                    ----                 ----

Outstanding, beginning of the year                     --                  --

Granted during the period                          58,979                  --
Canceled during the period                             --                  --
Exercised during the period                            --                  --
                                                   ------                  --

Outstanding at end of period,                      58,979                  --
   (Option price of $17.375 per share)             ======                  ==

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

Comparison of Financial Condition at June 30, 1998 and December 31, 1997

At June 30, 1998, the Company's assets decreased by approximately $699,000 to $36,645,000 from $37,344,000 at December 31, 1997. Total cash and cash equivalents increased by $97,000 to $3,275,000 at June 30, 1998, from $3,178,000 at December 31, 1997. This increase represented the inflow of cash associated with the maturity of held to maturity securities offset by the purchase of term deposits, increased loan production, depositors withdrawal of funds, and the purchase of RRP shares. Interest bearing time deposits increased by $900,000 to $5,500,000 at June 30, 1998, from $4,600,000 at December 31, 1997. Held to maturity securities decreased by approximately $2,600,000 to $1,547,000 at June 30, 1998, from $4,147,000 at December 31, 1997. The decrease reflected the maturity of $2,500,000 in United States Government and Agency obligations and the principal reduction of $99,000 in mortgage-backed certificates. Net loans receivable increased $795,000 to $25,172,000 at June 30, 1998 from $24,377,000 at December 31, 1997. The increase was primarily in non-residential mortgages and reflects the competitive pricing of the Associations loan product.

Deposits decreased $322,000, or 1.2% from $26,333,000 at December 31, 1997, to $26,011,000 at June 30, 1998. Stockholders' Equity decreased $268,000 to $10,293,000 at June 30, 1998, compared to $10,561,000 at December 31, 1997. The decrease was attributable the purchase of RRP shares in the amount of $416,000 offset by net income of $148,400, allocation of shares in the Employee Stock Ownership Plan amounting to $42,000 and vesting of shares in the RRP in the amount of $15,000. Stockholders' equity was also reduced by dividends of $58,352. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and policies.


Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997

NET INCOME. Net income decreased $34,000, or 18.9%, from net income of $182,000 for the six months ended June 30, 1997, compared to net income of $148,000 for the same period in 1998. The decrease in net income was primarily the result of an increase in noninterest expenses of $171,000, or 42.3% and a decrease in noninterest income of $14,000 offset somewhat by an increase in net interest income of $143,000 or, 22.0%.

NET INTEREST INCOME. Net interest income increased $143,000, or 22.0%, from $651,000 for the six months ended June 30, 1997, to $794,000 for the six months ended June 30, 1998. The Company's net yield on interest-earning assets increased from 3.94% for the six months ended June 30, 1997, to 4.42% for the same period in 1998. Interest and dividend income increased $80,000, or 6.5%, from $1,230,000 for the six months ended June 30, 1997, to $1,310,000 for the six months ended June 30, 1998. Interest expense decreased $64,000, or 11.0%, from $579,000 for the 1997 period to $515,000 for the 1998 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $80,000 for the six months ended June 30, 1998, compared to the same period in 1997. Interest income on investments, including interest-bearing deposits and mortgage-backed securities, increased $80,000 to $321,000 for the six months ended June 30, 1998, compared to $241,000 for the 1997 period. The increase in interest income on investments was directly attributable to the investment of funds received in the Offering as the average balance of investments increased $2.9 million for the six months ended June 30, 1998, compared to the 1997 period. Interest income on loans remained unchanged for the comparable periods.

INTEREST EXPENSE. Total interest expense decreased by $64,000 from the 1997 period to the 1998 period. The Association's cost of funds decreased from 3.98% for the six months ended June 30, 1997, to 3.93% for the 1998 period, while average outstanding deposits declined $2,802,000 from $29,015,000 for the period ended June 30, 1997 to $26,213,000 for the same period ended June 30, 1998. The decrease in the average balance of deposits was the result of customers electing not to renew maturing certificates of deposit at prevailing interest rates, and the withdrawal of deposits for the purchase of the Company's common shares in connection with the Conversion.

PROVISION FOR LOAN LOSSES. There were no provisions for losses on loans for the six months ended June 30, 1998 and 1997. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at June 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income totaled $14,000 for the six months ended June 30, 1998, a decrease of $13,000 from $27,000 for the 1997 period, as a result of nonrecurring income items in the 1997 period.

NONINTEREST EXPENSE. Noninterest expenses increased $171,000, or 42.5%, from $404,000 for the six months ended June 30, 1997, to $575,000 for the 1998 period. The increase in noninterest expenses was partly attributable to an increase in salaries and benefits of $76,000 from the 1997 period to the 1998 period resulting from costs associated with the ESOP of $42,000, costs associated with the RRP of $16,000, and base pay merit increases. Franchise, payroll and other taxes increased by $32,000 from the six months ended June 30, 1997 to the 1998 period. This increase is primarily the result of an increase in franchise taxes assessed on net worth which increased as a result of the Conversion. Legal and accounting fees increased $40,000, from $13,000 for June 30, 1997 to $53,000 for June 30, 1998. The increase in legal and accounting fees is due to expenses related to the holding company.

INCOME TAXES. The provision for income taxes totaled $84,000 for the six months ended June 30, 1998, a decrease of $9,000, or 9.3%, from the $93,000 in the comparable 1997 period due to a decrease in pretax income.

Comparison of Operating Results for the Three Months Ended June 30, 1998 and
1997

NET INCOME. Net income was $61,000 for the three months ended June 30, 1998, a decrease of $31,000, or 34.0%, compared to net income of $92,000 for the three months ended June 30, 1997. The decrease in net income was primarily the result of an increase in noninterest expenses of $98,000, or 48.3% and a decrease in noninterest income of $10,000 offset by an increase in net interest income of $65,000, or 20.1%.

NET INTEREST INCOME. Net interest income increased $65,000, or 20.2%, from $325,000 for the three months ended June 30, 1997, to $390,000 for the three months ended June 30, 1998. The company's net yield on interest-earning assets increased from 3.93% for the three months ended June 30, 1997, to 4.36% for the same period in 1998. Interest and dividend income increased $32,000, or 5.2%, from $616,000 for the three months ended June 30, 1997, to $648,000 for the three months ended June 30, 1998, while interest expense decreased $34,000, or 11.6%, from $292,000 for the 1997 period to $258,000 for the 1998 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $32,000 for the three months ended June 30, 1998, compared to the same period in 1997. Interest income on investments, including interest-bearing deposits and mortgaged-backed securities, increased $29,000 to $152,000 for the three months ended June 30, 1998, compared to $123,000 for the 1997 period. The increase in interest income on investments was directly attributable to the investment of funds received in the Offering as the average balance of investments increased $2.4 million for the three months ended June 30, 1998, compared to the 1997 period. Interest income on loans remained relatively unchanged for the comparable periods as a $356,000 increase in the average balance of loans was offset by a decline in the yield from 7.85% to 7.77%.

INTEREST EXPENSE. Total interest expense decreased by $34,000 from the 1997 period to the 1998 period. The Association's cost of funds decreased from 4.01% for the three months ended June 30, 1997, to 3.95% for the 1998 period, while average outstanding deposits declined $2,926,000 from $29,034,000 for the period ended June 30, 1997 to $26,108,000 for the same period ended June 30, 1998. The decrease in the average balance of deposits was the result of customers electing not to renew maturing certificates of deposit at prevailing interest rates, and the withdrawal of deposits for the purchase of the Company's common shares in connection with the Conversion.

PROVISION FOR LOAN LOSSES. There were no provisions for losses on loans for the three months ended June 30, 1998 and 1997.

NONINTEREST INCOME. Noninterest income totaled $8,000 for the six months ended June 30, 1998, a decrease of $10,000, from $18,000 for the 1997 period, as a result of nonrecurring income items in the 1997 period.

NONINTEREST EXPENSE. Noninterest expense increased $98,000, or 48.1%, from $203,000 for the six months ended June 30, 1997, to $301,000 for the 1998 period. The increase in noninterest expense was partly attributable to an increase in salaries and benefits of $49,000 from the 1997 to the 1998 period resulting from costs associated with the ESOP of $21,000, costs associated with the RRP of $16,000, and base pay merit increases. Franchise, payroll and other taxes increased by $15,000 from the six months ended June 30, 1997 to the 1998 period. This increase is primarily the result of an increase in franchise taxes assessed on net worth which increased as a result of the Conversion. Legal and accounting fees increased $24,000, from $8,000 for the three months ended June 30, 1997 to $32,000 for the three months ended June 30, 1998. The increase in legal and accounting fees is due to expenses related to the holding company.

INCOME TAXES. The provision for income taxes totaled $36,000 for the three months ended June 30, 1998, a decrease of $11,000, or 23.4%, from the $47,000 provision in the comparable 1997 period due to a decrease in pre-tax income.

Year 2000

Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest and delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Association. Data Processing is also essential to most other financial institutions and many other companies. All of the material data processing of the Association that could be affected by this problem is provided by a third party service bureau. The service bureau of the Association has advised the Association that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this potential problem in time, the Association would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Association.

Liquidity and Cash Flows

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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Cincinnati advances. At June 30, 1998, the Association's total borrowing capacity from the FHLB totaled approximately $7.1 million, and there were no advances outstanding.

As of June 30, 1998, the Association has $458,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with OTS regulations. At June 30, 1998, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At June 30, 1998, the Association's capital ratios were as follows:

                                               Requirement             Actual
                                               -----------             ------

                  Tangible capital                1.50%                23.76%
                  Core capital                    4.00%                23.76%
                  Risk-based capital              8.00%                48.26%


Risk Elements

The table below presents information concerning nonperforming assets, which include nonaccrual loans, renegotiated loans, accruing loans 90 days or more past due, other real estate owned, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. Once the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the financial condition of the borrower.

                                                     June 30,       December 31,
                                                       1998              1997
                                                       ----              ----
                                                       (Dollars in thousands)

Loans on nonaccrual basis                                $129           $98
Accruing loans past due 90 days                             0             0
Renegotiated loans                                          0             0
                                                         ----           ---

          Total nonperforming loans                       129            98

Other real estate owned                                     0             0
Repossessed assets                                         10             0
                                                         ----           ---

          Total nonperforming assets                     $139           $98
                                                         ====           ===

Nonperforming loans as a percent of total loans          0.51%         0.40%
                                                         ====          ====

Nonperforming assets as a percent of total assets        0.38%         0.26%
                                                         ====          ====

Allowance for loan losses to nonperforming loans       109.29%       143.86%
                                                       ======        ======

Nonperforming loans are primarily made up of one- to four-family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level, in management's opinion.

Management believes the level of the allowance for loan losses at June 30, 1998, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         The Annual Meeting of Shareholders of Ohio State Financial Services, Inc., was held on April 15, 1998. The following are the votes cast on each matter presented to the shareholders:

         1. The election of directors for terms expiring in 1999:

                                            FOR                       WITHHELD
                                            ---                       --------

         John O. Costine                    470,524                   34,125
         Anton M. Godez                     470,849                   33,800
         Jon W. Letzkus                     470,849                   33,800
         William E. Reline                  470,849                   33,800
         Manuel C. Thomas                   470,524                   34,125

         2. The approval of the Ohio State Financial Services, Inc., 1998 Stock Option and Incentive Plan:

             FOR                AGAINST              ABSTAIN          NON-VOTES
             ---                -------              -------          ---------

           327,435              79,541               100               227,092

         3. The approval of the Ohio State Financial Services Recognition and Retention Plan and Trust Agreement:

             FOR                AGAINST              ABSTAIN          NON-VOTES
             ---                -------              -------          ---------

           383,260              87,765               1,000             162,143

         4. The ratification of the selection of S. R. Snodgrass, A.C., as the auditors of Ohio State Financial Services, Inc., for the current fiscal year:

             FOR                AGAINST              ABSTAIN          NON-VOTES
             ---                -------              -------          ---------

           485,649              19,000               -0-               129,519


Item 5 - Other information

         Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than November 13, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by January 27, 1999, then the proxies designated by the Board of Directors of the Company for the 1999 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

Item 6 - Exhibits and reports on Form 8-K

            Exhibit 10.1:  Ohio State Financial Services, Inc. 1998 Stock
                           Option and Incentive Plan (Incorporated by reference to the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders).

            Exhibit 10.2: Ohio State Financial Services, Inc. Recognition and Retention Plan and Trust Agreement (Incorporated by reference to the Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders).

            Exhibit 27:   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OHIO STATE FINANCIAL SERVICES, INC.


Date: August 13, 1998                By: /s/ JON W. LETZKUS
                                         ------------------
                                         Jon W. Letzkus
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



       Signature                      Title                          Date
       ---------                      -----                          ----



/s/ JON W. LETZKUS
---------------------
Jon W. Letzkus                  President and CEO               August 13, 1998

/s/ MICHAEL P. EDDY
---------------------           Treasurer and
Michael P. Eddy                 Chief Financial Officer         August 13, 1998