Form 10QSB
period 1998-09-30
OHIO STATE FINANCIAL SERVICES INC
filed 1998-11-12
CIK 1039188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from ____________ to ____________


                         Commission File Number 0-29649
                       Ohio State Financial Services, Inc.
                       -----------------------------------
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

                                 (740) 635-0764
                          ----------------------------
                             (Registrant's telephone
                          number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

As of November 6, 1998, the latest practicable date, 602,460 shares of the registrant's common stock, without par value, were outstanding.

                       OHIO STATE FINANCIAL SERVICES, INC.

                                      INDEX


                                                                                       Page
                                                                                      Number
                                                                                      ------

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statement of Financial Condition (Unaudited) as of
                  September 30, 1998 and December 31, 1997                               3

              Consolidated Statement of Operations (Unaudited)
                for the Nine Months ended September 30, 1998 and 1997                    4

              Consolidated Statement of Operations (Unaudited)
                for the Three Months ended September 30, 1998 and 1997                   5

              Consolidated Statement of Cash Flows (Unaudited)
                for the Nine Months ended September 30, 1998 and 1997                    6

              Notes to Unaudited Consolidated Financial Statements                     7 - 9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                           10 - 15

PART II  -  OTHER INFORMATION

Item 1.       Legal Proceedings                                                         16

Item 2.       Changes in Securities                                                     16

Item 3.       Default Upon Senior Securities                                            16

Item 4.       Submissions of Matters to a Vote of Security Holders                      16

Item 5.       Other Information                                                         16

Item 6.       Exhibits and Reports on Form 8-K                                          16

SIGNATURES                                                                              17

                       OHIO STATE FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)

                                                                                        September 30,         December 31,
                                                                                            1998                   1997
                                                                                        -------------         ------------

ASSETS
 Cash and cash equivalents:
   Cash and amounts due from banks                                                      $    567,565         $    523,987
   Interest-bearing deposits with other institutions                                       3,145,249            2,653,845
                                                                                        ------------         ------------
       Total cash and cash equivalents                                                     3,712,814            3,177,832

Interest-bearing time deposits                                                             5,300,000            4,600,000

Investment securities:
   Available for sale (cost of $382,000 at 9/30/98; and
         $363,000 at 12/31/97)                                                               382,100              363,000
   Held to maturity (market value of $1,039,518 at 9/30/98;
       and $4,224,064 at 12/31/97)                                                           979,541            4,146,588

Loans receivable, net                                                                     25,197,616           24,377,054
Real estate owned                                                                                 --                   --
Office properties and equipment, net                                                         472,281              482,950
Accrued interest receivable, loans and investments (net of reserve
    for uncollected interest of $345 at 9/30/98; and $7,709 at 12/31/97)                     182,180              173,639
Other assets                                                                                  60,251               22,965
                                                                                        ------------         ------------

       TOTAL ASSETS                                                                     $ 36,286,783         $ 37,344,028
                                                                                        ============         ============

LIABILITIES
Deposit accounts                                                                        $ 25,443,850         $ 26,333,439
Advances by borrowers for taxes and insurance                                                 94,106              152,136
Other borrowed funds                                                                         192,543                   --
Accrued interest payable and other liabilities                                               554,439              221,978
Deferred federal income taxes                                                                 71,550               75,005
                                                                                        ------------         ------------
       TOTAL LIABILITIES                                                                  26,356,488           26,782,558
                                                                                        ------------         ------------

SHAREHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized, no par or
     stated value; shares issued and outstanding:
     602,460 at 9/30/98 and 634,168 at 12/31/97                                                   --                   --
Additional paid in capital                                                                 5,944,758            5,922,360
Unearned Employee Stock Ownership Plan shares (ESOP)                                        (448,092)
Unearned Recognition and Retention Plan shares (RRP)                                        (387,275)                  --
Treasury Stock, at cost: 31,708 shares at 09/30/98
   and -0- at 12/31/97                                                                      (439,831)                  --
Retained earnings - substantially restricted                                               5,260,735            5,132,977
                                                                                        ------------         ------------
          TOTAL SHAREHOLDERS' EQUITY                                                       9,930,295           10,561,470
                                                                                        ------------         ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 36,286,783         $ 37,344,028
                                                                                        ============         ============


    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                          For the Nine Months Ended September 30,
                                                                 1998              1997
                                                              ----------        ----------
INTEREST AND DIVIDEND INCOME
   Loans                                                      $1,471,221        $1,458,234
   Mortgage-backed securities                                     53,709            65,521
   Interest-bearing deposits and investment securities           415,871           308,590
   Dividends on Federal Home Loan Bank stock                      19,213            17,693
                                                              ----------        ----------
       Total interest and dividend income                      1,960,014         1,850,038
                                                              ----------        ----------

INTEREST EXPENSE
   Savings deposits                                              772,273           872,957
   Other borrowed funds                                            1,759                --
   Federal Home Loan Bank advances                                    --               961
                                                              ----------        ----------
       Total interest expense                                    774,032           873,918
                                                              ----------        ----------

NET INTEREST INCOME                                            1,185,982           976,120

PROVISION FOR LOAN LOSSES                                         11,191                --
                                                              ----------        ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            1,174,791           976,120
                                                              ----------        ----------

NONINTEREST INCOME
   Service charges                                                 9,874             7,862
   Gain on sale of other real estate                              12,108             2,245
   Other income and fees                                          11,587            25,918
                                                              ----------        ----------
       Total noninterest income                                   33,569            36,025
                                                              ----------        ----------

NONINTEREST EXPENSE
   Salaries and benefits                                         388,291           275,215
   Occupancy expense                                              46,341            46,535
   Furniture and equipment expense                                21,078            23,766
   Federal insurance premium                                      22,601            19,171
   Legal, accounting, and examination fees                        80,047            20,229
   Advertising and public relations                               25,248            28,013
   Franchise, payroll and other taxes                            114,367            70,897
   Stationery, printing and office expenses                       37,285            28,019
   Service bureau expense                                         45,739            37,410
   Other operating expenses                                       90,237            66,974
                                                              ----------        ----------
       Total noninterest expense                                 871,234           616,229
                                                              ----------        ----------

INCOME BEFORE INCOME TAXES                                       337,126           395,916

PROVISION FOR INCOME TAXES                                       121,840           133,949
                                                              ----------        ----------

NET INCOME                                                    $  215,286        $  261,967
                                                              ==========        ==========

PER SHARE DATA
 Earnings per share
     Basic                                                       $   .38           $    --
                                                                 =======           =======
     Diluted                                                     $   .37           $    --
                                                                 =======           =======


    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                         For the
                                                           Three Months Ended September 30,
                                                                1998            1997
                                                              --------        --------
INTEREST AND DIVIDEND INCOME
   Loans                                                      $495,704        $481,476
   Mortgage-backed securities                                   16,114          21,166
   Interest-bearing deposits and investment securities         132,032         111,321
   Dividends on Federal Home Loan Bank stock                     6,590           6,135
                                                              --------        --------
       Total interest and dividend income                      650,440         620,098
                                                              --------        --------

INTEREST EXPENSE
   Savings deposits                                            257,055         295,159
   Other borrowed funds                                          1,759              --
   Federal Home Loan Bank advances                                  --              --
                                                              --------        --------
       Total interest expense                                  258,814         295,159
                                                              --------        --------

NET INTEREST INCOME                                            391,626         324,939

PROVISION FOR LOAN LOSSES                                       11,191              --
                                                              --------        --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            380,435         324,939
                                                              --------        --------

NONINTEREST INCOME
   Service charges                                               3,835           2,840
   Gain on sale of other real estate                            12,108              --
   Other income and fees                                         4,109           5,450
                                                              --------        --------
       Total noninterest income                                 20,052           8,290
                                                              --------        --------

NONINTEREST EXPENSE
   Salaries and benefits                                       132,054          95,107
   Occupancy expense                                            15,514          16,565
   Furniture and equipment expense                               8,727           7,699
   Federal insurance premium                                     7,010           7,596
   Legal, accounting, and examination fees                      26,915           7,244
   Advertising and public relations                              8,791           9,311
   Franchise, payroll and other taxes                           37,084          25,325
   Stationery, printing and office expenses                     12,111           8,624
   Service bureau expense                                       18,235          13,515
   Other operating expenses                                     29,517          21,072
                                                              --------        --------
       Total noninterest expense                               295,958         212,058
                                                              --------        --------

INCOME BEFORE INCOME TAXES                                     104,529         121,171

PROVISION FOR INCOME TAXES                                      37,560          41,062
                                                              --------        --------

NET INCOME                                                    $ 66,969        $ 80,109
                                                              ========        ========

PER SHARE DATA
 Earnings per share
     Basic                                                     $   .12          $   --
                                                               =======          ======
     Diluted                                                   $   .11          $   --
                                                               =======          ======




    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                For the Nine Months Ended September 30,
                                                                                        1998                 1997
                                                                                     -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                        $   215,286         $   261,971
   Adjustments:
       Depreciation                                                                       27,950              32,071
       Investment accretion and amortization, net                                           (271)             (2,566)
       ESOP amortization                                                                  68,173                  --
       RRP amortization                                                                   28,725                  --
       Federal Home Loan Bank stock dividends                                            (19,100)            (17,500)
       Deferred federal income taxes                                                      (3,455)              7,497
       Gain on sale of real estate owned                                                 (12,108)             (2,245)
       Provision for loan losses                                                         (11,191)                 --
       Accrued federal income taxes                                                      (77,513)                 --
       Accrued interest receivable and other assets                                      (45,827)             21,459
       Accrued interest payable and other liabilities                                    (23,037)            268,988
                                                                                     -----------         -----------
              Net cash provided by operating activities                                  147,632             569,675
                                                                                     -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Term deposits, net                                                                   (700,000)           (500,000)
   Proceeds from maturities of held to maturity securities                             3,000,000                  --
   Proceeds from redemptions of mortgage-backed certificates                             167,318             106,861
   Loans, net                                                                           (860,258)            357,926
   Proceeds from sale of other real estate                                                62,995              19,865
   Acquisition of office properties and equipment                                        (17,281)            (50,387)
                                                                                     -----------         -----------
              Net cash provided by (used for) investing activities                     1,652,774             (65,735)
                                                                                     -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Payment of dividends                                                                  (87,528)                 --
   Other borrowed funds, net                                                             192,543                  --
   Proceeds from sale of stock                                                                --           5,409,551
   Change in deposits, net                                                              (889,589)         (1,238,314)
   Change in mortgage escrow funds, net                                                  (58,030)            (79,098)
   Purchase of Treasury Stock                                                             (6,820)                 --
   Purchase of RRP                                                                      (416,000)                 --
                                                                                     -----------         -----------
              Net cash provided by (used for) financing activities                    (1,265,424)          4,092,139
                                                                                     -----------         -----------

              Change in cash and cash equivalents                                        534,982           4,596,079

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         3,177,832           2,435,662
                                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 3,712,814         $ 7,031,741
                                                                                     ===========         ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest on deposits and borrowings                                           $   772,092         $   872,319
       Income taxes                                                                      208,178              25,569
   Loans transferred to real estate acquired in settlement                                50,887              17,620
   Treasury Stock pending settlement                                                     433,011                  --

    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Ohio State Financial Services, Inc. (the "Company"), include its wholly-owned subsidiary, Bridgeport Savings and Loan Association (the "Association"). All significant inter-company balances and transactions have been eliminated.

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


NOTE 2-CONVERSION TO A STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING COMPANY

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


NOTE 4 - EARNINGS PER SHARE

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable to the three month and six month periods ended September 30, 1997, as the conversion from mutual to stock form was not completed until September 26, 1997.

The Company accounts for the 50,653 shares acquired by the ESOP in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to employee accounts. At September 30, 1998, approximately 5,844 shares had been committed for allocation.

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


                                                                        Nine Months Ended
                                                                          September 30,
                                                                              1998
                                                                           --------
Denominator
  Denominator for basic earnings per share-weighted-average shares          572,378
  Employee stock options (antidilutive)                                          --
  Unvested RRP shares                                                        14,136
                                                                            -------

  Denominator for diluted earnings per share-adjusted weighted-average
    assumed conversions                                                     586,514
                                                                            =======


                                                                       Three Months Ended
                                                                          September 30,
                                                                              1998
                                                                           ---------
Denominator
  Denominator for basic earnings per share-weighted-average shares          564,505
  Employee stock options (antidilutive)                                          --
  Unvested RRP shares                                                        20,646
                                                                            -------

  Denominator for diluted earnings per share-adjusted weighted-average
     assumed conversions                                                    585,151
                                                                            =======

NOTE 5 - EMPLOYEE BENEFITS

Recognition and Retention Plan (RRP)

The Board of Directors adopted the RRP for directors and certain officers and employees which was approved by shareholders at the annual meeting held on April 15, 1998. The objective of the RRP is to enable the Association to retain its corporate officers, key employees, and directors who have the experience and the ability necessary to manage these entities. Directors, officers, and key employees who are selected by members of the Board-appointed committee are eligible to receive benefits under the RRP. Directors of the Association serve as trustees for the RRP, and have the responsibility to invest all funds contributed by the Association to the Trust created for the RRP.

In June, 1998, the Trust purchased, with funds contributed by the Association, shares of the Company and 22,320 shares were awarded to directors and employees, and 2,680 shares remained unawarded. Directors, officers, and employees who terminate their employment with the Association shall forfeit the right to any shares which were awarded but not earned, except in the event of death or disability.

The Association granted a total of 22,320 shares of common stock on April 15, 1998. These shares become earned and non-forfeitable over a five-year period on each anniversary date of the award beginning April 15, 1999. The RRP shares purchased initially will be excluded from shareholders' equity. The Company recognizes compensation expense in the amount of fair value of the common stock at the grant date, over the years during which the shares are earned and recorded as an addition to shareholders' equity.

Stock Option Plan

The Board of Directors adopted a Stock Option Plan for the directors, officers, and employees which was approved by shareholders at the annual meeting held on April 15, 1998. An aggregate of 63,417 authorized but unissued common shares of the Company were reserved for future issuance under the Stock Option Plan. The Company granted options to purchase 55,808 common shares. The options are exercisable over a five-year period beginning April 15, 1999. The stock options typically have expiration terms of ten years. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a common share on the date the option is granted. Proceeds from the exercise of the stock options are credited to additional paid-in capital.

The following table presents share data related to the stock option plan:

                                               Shares Under Option
                                               -------------------
                                                 1998      1997
                                                ------    ------
Outstanding, beginning of the year                  --        --

Granted during the period                       55,808        --
Canceled during the period                          --        --
Exercised during the period                         --        --
                                                ------    ------

Outstanding at end of period,                   55,808        --
     (Option price of $17.375 per share)        ======    ======

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

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

At September 30, 1998, the Company's assets decreased by approximately $1,057,000 to $36,287,000 from $37,344,000 at December 31, 1997. Total cash and cash equivalents increased by $535,000 to $3,713,000 at September 30, 1998, from $3,178,000 at December 31, 1997. This increase represented the inflow of cash associated with borrowed funds, maturity of held to maturity securities, and principal collected on mortgage-backed securities. The increase in cash and cash equivalents was offset by the purchase of term deposits, increased loan production, depositors' withdrawals of funds, and the purchase of RRP shares. Interest-bearing time deposits increased by $700,000 to $5,300,000 at September 30, 1998, from $4,600,000 at December 31, 1997. Held to maturity securities decreased by approximately $3,167,000 to $980,000 at September 30, 1998, from $4,147,000 at December 31, 1997. The decrease reflected the maturity of $3,000,000 in United States Government and agency obligations and the principal reduction of $167,000 in mortgage-backed certificates. Net loans receivable increased $821,000 to $25,198,000 at September 30, 1998, from $24,377,000 at
December 31, 1997. The increase was primarily in non-residential mortgages and reflects the competitive pricing of the Association's loan product.

Deposits decreased $889,000, or 3.38%, from $26,333,000 at December 31, 1997, to $25,444,000 at September 30, 1998. The decrease was due to funds withdrawn by depositors because of the competitive nature of alternative investment products available to depositors. Other borrowed funds increased to $193,000 at September 30, 1998 in order to fund short-term liquidity needs of the Holding Company. Accrued interest payable and other liabilities increased $332,000 from $222,000 at December 31, 1997 to $554,000 at September 30, 1998. The increase was the direct result of the pending settlement of $433,000 for Treasury Stock purchased September 30, 1998, offset by a decrease in accrued federal income taxes of $78,000.

Shareholders' Equity decreased $631,000 to $9,930,000 at September 30, 1998, compared to $10,561,000 at December 31, 1997. The decrease was attributable to the purchase of RRP shares in the amount of $416,000 and the purchase of treasury shares in the amount of $440,000 offset by net income of $215,000, allocation of shares in the ESOP amounting to $68,000 and recognition of shares in the RRP in the amount of $29,000. Shareholders' equity was also reduced by dividends of $88,000. Future dividend policies will be determined by the Board of Directors in light of earnings and the financial condition of the Company, including applicable governmental regulations and policies.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997

NET INCOME. Net income decreased $47,000, or 17.8%, from net income of $262,000 for the nine months ended September 30, 1997, compared to net income of $215,000 for the same period in 1998. The decrease in net income was primarily the result of an increase in noninterest expenses of $255,000, or 41.4%, and an increase in the provision for loan losses of $11,000, offset by an increase in net interest income of $210,000 or, 21.5%, and a decrease in income taxes of $12,000.

NET INTEREST INCOME. Net interest income increased $210,000, or 21.5%, from $976,000 for the nine months ended September 30, 1997, to $1,186,000 for the nine months ended September 30, 1998. The Company's net yield on interest-earning assets increased from 3.92% for the nine months ended September 30, 1997, to 4.51% for the same period in 1998. Interest and dividend income increased $110,000, or 5.9%, from $1,850,000 for the nine months ended September 30, 1997, to $1,960,000 for the nine months ended September 30, 1998. Interest expense decreased $100,000, or 11.4%, from $874,000 for the 1997 period to $774,000 for the 1998 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $110,000 for the nine months ended September 30, 1998, compared to the same period in 1997. Interest income on investments, including interest-bearing deposits and mortgage-backed securities, increased $96,000 to $470,000, for the nine months ended September 30, 1998, compared to $374,000 for the 1997 period. The increase in interest income on investments was directly attributable to the investment of funds received in the Offering as the average balance of investments increased $1.6 million for the nine months ended September 30, 1998, compared to the 1997 period. Interest income on loans increased $13,000 from $1,458,000 for the nine months ended September 30, 1998, as a result of the average balance of loans increasing $279,000.

INTEREST EXPENSE. Total interest expense decreased by $100,000 from the 1997 period to the 1998 period. The Association's cost of funds decreased from 4.00% for the nine months ended September 30, 1997, to 3.98% for the 1998 period, while average outstanding deposits declined $3.2 million from $29.1 million for the period ended September 30, 1997, to $25.9 million for the same period ended September 30, 1998. The decrease in the average balance of deposits was the result of funds withdrawn by depositors because of the competitive nature of alternative investment products available to depositors.

PROVISION FOR LOAN LOSSES. The provision for losses on loans for the nine months ended September 30, 1998 increased by $11,000 in order to replenish the reserve for loan losses to a level management believes adequate after charge-offs. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, an additional provision to the allowance was deemed necessary. Although management believes that its loan loss allowance at September 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income totaled $34,000 for the nine months ended September 30, 1998, a decrease of $2,000, from $36,000 for the 1997 period, which was attributable to nonrecurring income items in the 1997 period. These nonrecurring items were offset by an increase in the gain on the sale of other real estate in the amount of $10,000 from $2,000 in the 1997 period compared to $12,000 for the nine months ended September 30, 1998.

NONINTEREST EXPENSE. Noninterest expenses increased $255,000, or 41.4%, from $616,000 for the nine months ended September 30, 1997, to $871,000 for the 1998 period. The increase in noninterest expenses was partly attributable to a $113,000, or 41.1%, increase in salaries and benefits from the 1997 to the 1998 period resulting from costs associated with the ESOP of $68,000, and costs associated with the RRP of $29,000, and merit base pay increases. Franchise, payroll and other taxes increased by $43,000, or 61.3%, from the nine months ended September 30, 1997, to the 1998 period. This increase was primarily the result of an increase in franchise taxes assessed on net worth which increased as a result of the Offering. Legal and accounting fees increased $60,000, from $20,000 for September 30, 1997, to $80,000 for September 30, 1998. The increase in legal and accounting fees was due to expenses related to meeting regulatory requirements. Other operating expenses increased by $23,000 to $90,000 for the nine months ended September 30, 1998, from $67,000 for the same period in 1997. The increase was attributable to administrative expenses associated with the Company, the ESOP, and the RRP.

INCOME TAXES. The provision for income taxes totaled $122,000 for the nine months ended September 30, 1998, a decrease of $12,000, or 9.0%, from the $134,000 in the comparable 1997 period due to a decrease in pretax income.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and 1997

NET INCOME. Net income decreased $13,000, or 16.4%, from net income of $80,000 for the three months ended September 30, 1997, to net income of $67,000 for the same period in 1998. The decrease in net income was primarily the result of an increase in noninterest expenses of $84,000, or 39.6% and an increase in the provision for loan losses of $11,191, offset by an increase in noninterest income of $12,000 and an increase in net interest income of $67,000, or 20.5%, and a decrease in income taxes of $3,000.

NET INTEREST INCOME. Net interest income increased $67,000, or 20.5%, from $325,000 for the three months ended September 30, 1997, to $392,000 for the three months ended September 30, 1998. The net yield on interest-earning assets increased from 3.82% for the three months ended September 30, 1997, to 4.48% for the same period in 1998. Interest and dividend income increased $30,000, or 4.9%, from $620,000 for the three months ended September 30, 1997, to $650,000 for the three months ended September 30, 1998, while interest expense decreased $36,000, or 12.3%, from $295,000 for the 1997 period to $259,000 for the 1998 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $30,000 for the three months ended September 30, 1998, compared to the same period in 1997. Interest income on investments, including interest-bearing deposits and mortgaged-backed securities, increased $16,000 to $148,000, for the three months ended September 30, 1998, compared to $132,000 for the 1997 period. The increase in interest income on investments was directly attributable to the investment of funds received in the Offering as the average balance of investments increased $976,000 for the three months ended September 30, 1998, compared to the 1997 period. Interest income on loans increased $15,000 from $481,000 for the three months ended September 30, 1997, to $496,000 for the same period in 1998. The increase was the result of an increase in the average balance of loans of $471,000.

INTEREST EXPENSE. Total interest expense decreased by $36,000 from the 1997 period to the 1998 period. The cost of funds decreased from 4.03% for the three months ended September 30, 1997, to 4.00% for the 1998 period, while average outstanding deposits declined $3.6 million, or 12.3%, from $29.3 million for the period ended September 30, 1997, to $25.7 million for the same period ended September 30, 1998. The decrease in the average balance of deposits was the result of funds withdrawn by depositors because of the competitive nature of alternative investment products available to depositors.

PROVISION FOR LOAN LOSSES. The provision for losses on loans for the three months ended September 30, 1998, increased by $11,000 in order to replenish the reserve for loan losses to a level management believes adequate after charge offs. Based on management's evaluation, an additional provision to the allowance was deemed necessary. Although management believes that its loan loss allowance at September 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income totaled $20,000 for the three months ended September 30, 1998, an increase of $12,000, from $8,000 for the 1997 period as a result of a gain on the sale of other real estate in the 1998 period.

NONINTEREST EXPENSE. Noninterest expenses increased $84,000, or 39.6%, from $212,000 for the three months ended September 30, 1997, to $296,000 for the 1998 period. The increase in noninterest expenses was partly attributable to an increase in salaries and benefits of $37,000 from the 1997 to the 1998 period resulting from costs associated with the ESOP of $20,000, costs associated with the RRP of $13,000, and merit base pay increases. Franchise, payroll and other taxes increased by $12,000 from the three months ended September 30, 1997, to the 1998 period. This increase is primarily the result of an increase in franchise taxes assessed on net worth which increased as a result of the Offering. Legal and accounting fees increased $20,000, from $7,000 for September 30, 1997, to $27,000 for September 30, 1998. The increase in legal and accounting fees is due to expenses related to meeting regulatory requirements of the Company. Other operating expenses increased by $9,000 to $30,000 for the three months ended September 30, 1998, from $21,000 for the same period in 1997. The increase was attributable to administrative expenses associated with the Company, the ESOP, and the RRP.

INCOME TAXES. The provision for income taxes totaled $38,000 for the three months ended September 30, 1998, a decrease of $3,000, or 8.5%, from $41,000 in the comparable 1997 period due to a decrease in pre-tax income.

YEAR 2000

Rapid and accurate data processing is essential to the Association's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Association has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers and electronic door lock). Based upon such evaluations, management has determined that the Association has Year 2000 risk in three areas: (1) the Association's own computers (2) the computers of others used by the Association's borrowers, and
(3) the computers of others who provide the Association with data processing.

ASSOCIATION'S OWN COMPUTERS. The Association has upgraded its computer system to eliminate the Year 2000 risk. The Association does not expect to have material additional costs to address this risk. The upgrade costs did not have a material impact on the Company's consolidated financial position or results of operations.

COMPUTERS OF OTHERS USED BY THE ASSOCIATION'S BORROWERS. The Association has evaluated most of their borrowers and does not believe the Year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Association. The Association believes that most of its residential borrowers are not dependent on their home computers for income and that none of its commercial borrowers are so large that a Year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Association. The Association does not expect any material costs to address this risk area and believes it is Year 2000 compliant in this risk area.

COMPUTERS OF OTHERS WHO PROVIDE THE ASSOCIATION WITH DATA PROCESSING. This risk is primarily focused on one third-party service bureau that provides virtually all of the Association's data processing. This service bureau is not Year 2000 compliant but has advised the Association that it expects to be compliant before the Year 2000. If this problem is not solved before the Year 2000, the Association would likely experience significant delays, mistakes, or failures. These delays, mistakes, or failures could have a significant impact on the Association's financial condition and results of operations.

CONTINGENCY PLAN. The Association is monitoring its service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Association's service bureau fails, the Association will attempt to locate an alternative service bureau that is Year 2000 compliant. If the Association is unsuccessful, the Association will enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Association believes that it would be able to operate in this manner indefinitely, until its existing service bureau, or its replacement, is able to again provide data processing services. If very few financial institution service bureaus were operating in the Year

2000, the Association's replacement costs, assuming the Association could negotiate an agreement, could be material.

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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include a line of credit with the Federal Home Loan Bank ("FHLB") of Cincinnati for advances. At September 30, 1998, the Association's total borrowing capacity from the FHLB totaled approximately $7.1 million, of which there were no advances outstanding.

As of September 30, 1998, the Association had $791,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with the Office of Thrift Supervision ("OTS") regulations. At September 30, 1998, the Association exceeded the minimum capital ratio requirements imposed by the OTS as follows:


                                                               Association
                                              Requirement        Actual
                                              -----------        ------

         Tangible capital                        1.50%           24.33%
         Core capital                            4.00%           24.33%
         Risk-based capital                      8.00%           48.99%

RISK ELEMENTS

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans in which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.


                                                        September 30,     December 31,
                                                            1998              1997
                                                           ------            ------
                                                           (dollars in thousands)

Loans on nonaccrual basis                                $        2         $    98
Loans past due 90 days still accruing                            --              --
Renegotiated loans                                               --              --
                                                         ----------         -------

Total nonperforming loans                                         2              98

Other real estate                                                --              --
Repossessed assets                                               --              --
                                                         ----------         -------

Total nonperforming assets                               $        2         $    98
                                                         ==========         =======

Nonperforming loans as a percent of total loans                0.01%           0.40%
                                                         ==========         =======

Nonperforming assets as a percent of total assets              0.01%           0.26%
                                                         ==========         =======

Allowance for loan losses to nonperforming loans           5,558.50%         143.86%
                                                         ==========         =======

Nonperforming loans are primarily made up of one- to four-family residential mortgages. The collateral requirements on loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 1998, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings

          NONE

Item 2.   Changes in securities

          NONE

Item 3.   Defaults upon senior securities

          NONE

Item 4.   Submission of matters to a vote of security holders

          NONE

Item 5.   Other information

       Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than January 27, 1999. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by November 13, 1998, then the proxies designated by the Board of Directors of the Company for the 1999 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting

Item 6 - Exhibits and reports on Form 8-K

         Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OHIO STATE FINANCIAL SERVICES, INC.


Date: November 6 , 1998                By: /s/ Jon W. Letzkus
                                           ---------------------------------
                                           Jon W. Letzkus
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



      Signature                   Title                             Date
      ---------                   -----                             ----


/s/ Jon W. Letzkus
----------------------
Jon W. Letzkus                President and CEO                November 6, 1998



/s/ Michael P. Eddy           Treasurer and
----------------------        Chief Financial Officer
Michael P. Eddy                                                November 6, 1998