Form 10KSB40
period 1998-12-31
OHIO STATE FINANCIAL SERVICES INC
filed 1999-03-31
CIK 1039188

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the Fiscal Year December 31, 1998
                                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [No Fee Required]

           For the transition period from ______________to___________________


                        Commission File Number: 000-23109

                       OHIO STATE FINANCIAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Ohio                                              31-1529204
-------------------------------                           ----------------------
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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                                      ----

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

Based on the average of the bid and asked prices quoted by the OTC Bulletin Board as of March 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant, on that date was $4.9 million.

At March 30, 1999, there were 572,337 of the Registrant's Common Shares issued and outstanding.

Part II of Form 10-KSB: Portions of the 1998 Annual Report to Shareholders in
Exhibit 13.

Part III of Form 10-KSB: Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders in Exhibit 20.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect of the composition of the Association's loan portfolio at the dates indicated:

                                                                  At December 31,
                                   -----------------------------------------------------------------------------
                                           1998                         1997                     1996
                                   ------------------------    -----------------------   -----------------------
                                                Percent of                 Percent of                Percent of
                                   Amount       total loans    Amount      total loans   Amount      total loans
                                   ------       -----------    ------      -----------   ------      -----------
                                                               (Dollars in thousands)
Real estate loans:
   One- to four-family             $20,238          80.60%    $19,754          80.33%    $20,605         81.97%
   Multifamily                          --             --          --             --          51          0.20
   Nonresidential                      585           2.33         572           2.33         460          1.83
   Land                                  1            .01          18           0.07          86          0.34
   Construction                        708           2.82         124           0.50         124          0.49
Consumer loans:
   Automobiles                       1,315           5.24       1,721           7.00       1,931          7.68
   Savings accounts                    355           1.41         370           1.51         265          1.06
   Other                             1,870           7.45       1,962           7.98       1,511          6.01
Commercial loans                        36            .14          69           0.28         105          0.42
                                   -------         ------     -------         ------     -------        ------

     Total loans                    25,108         100.00%     24,590         100.00%     25,138        100.00%
                                                   ======                     ======                    ======

Less:
   Loans in process                    367                         36                         51
   Deferred loan fees                    5                         36                         52
   Allowance for loan losses           141                        141                        143
                                   -------                    -------                    -------

     Total loans, net              $24,595                    $24,377                    $24,892
                                   =======                    =======                    =======

         LOAN MATURITY. The following table sets forth certain information as of December 31, 1998, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Association in its portfolio generally include due-on-sale clauses that provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Association's consent. The table does not include the effects of possible prepayments or scheduled repayments.

                           During the year  Due 1-3        Due 3-5         Due 5-10     Due 10-20      Due over
                                ending       years          years           years         years       20 years
                             December 31,    after          after           after         after         after
                                1999        12/31/99       12/31/99       12/31/99       12/31/99      12/31/99        Total
                                ----        --------       --------       --------       --------      --------        -----
                                                                        (In thousands)
Real estate loans:
   One- to four-family         $2,284         $281          $  282         $4,118        $10,190         $3,083        $20,238
   Nonresidential                  --           28             101             52            404             --            585
   Land                            --            1              --             --             --             --              1
   Construction                    --           --              --             --            708             --            708
Consumer loans                    410          614           1,265          1,217             34             --          3,540
Commercial loans                   17           19              --             --             --             --             36
                               ------         ----          ------         ------        -------         ------        -------

    Total                      $2,711         $943          $1,648         $5,387        $11,336         $3,083        $25,108
                               ======         ====          ======         ======        =======         ======        =======

         The following table sets forth the dollar amounts of all loans contractually due after December 31, 1999, and shows the amount of such loans which have predetermined interest rates and which have floating or adjustable interest rates:

                                         Fixed           Adjustable
                                         rates             rates        Total
                                         -----             -----        -----
                                                       (In thousands)
         Real estate loans:
             One- to four-family        $17,698             $256       $17,954
             Nonresidential                 585               --           585
             Land                             1               --             1
             Construction                   708               --           708
         Consumer loans                   3,130               --         3,130
         Commercial loans                    19               --            19
                                        -------             ----       -------
               Total                    $22,141             $256       $22,397
                                        =======             ====       =======

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Association is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Association's primary market area. At December 31, 1998, the Association's one- to four-family residential real estate loans totaled approximately $20.2 million, or 80.60% of total loans.

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

         The Association has purchased interests in loans from other Ohio financial institutions at times when there was low loan demand in the Association's primary market area. Such purchases consist of fixed-rate loans which meet the Association's underwriting standards. The Association's loan portfolio includes two participation interests in several single-family loans secured by properties located in Columbus, Ohio. At December 31, 1998, the outstanding balance of participation loans purchased, which is included in the one- to four-family loans, was $3.3 million, or 13.2% of the Association's total loan portfolio.

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

         NONRESIDENTIAL REAL ESTATE. The Association also originates a limited number of loans for the purchase of nonresidential real estate. The Association's nonresidential real estate loans have fixed rates, terms of up to 25 years and LTVs of up to 80%. Among the properties securing nonresidential real estate loans are two churches, a funeral home and a used car lot, which are located in the Association's primary market area.

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

         At December 31, 1998, approximately $585,000, or 2.33% of the Association's total loans, were secured by mortgages on nonresidential real estate.

         LAND LOANS. The Association also originates a limited number of loans secured by single-family land lots. The Association's land loans are generally three year amortizing loans and require an LTV of 75% or less. At December 31, 1998, approximately $1,000, or less than 1% of the Association's total loans, were secured by land loans made to individuals intending to construct and occupy single family residences on the properties.

         CONSTRUCTION LOANS. The Association originates a limited number of loans for the construction of single-family residential real estate. Construction loans are structured as permanent loans with fixed rates of interest and terms of up to 25 years. During the first six months, while the residence is being constructed, the borrower is required to pay interest only. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the owner's equity. At December 31, 1998, the Association had approximately $708,000, or 2.82% of its total loans, invested in construction loans.

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

         At December 31, 1998, the Association had approximately $3.5 million, or 14.1% of its total loans, invested in consumer loans.

         COMMERCIAL LOANS. The Association has occasionally made commercial loans to businesses in its primary market area. At December 31, 1998, the Association had approximately $36,000, or .14% of total loans, invested in five commercial loans, which were made to local businesses. Four of the loans are secured by company vehicles and one loan is unsecured. The Association does not currently originate commercial loans.

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

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any. The President of the Association has authority to approve secured consumer loans of up to $50,000, and unsecured consumer loans of up to $25,000. The Assistant Vice President and the Loan Manager of the Association each have the authority to approve applications for secured consumer loans up to $25,000 and for unsecured loans up to $10,000 and $2,000, respectively

         LOAN ORIGINATIONS AND PARTICIPATIONS. Currently, the Association is originating fixed-rate loans for its portfolio and not with the intention of selling such loans in the secondary market. The Association occasionally purchases participation interests in fixed-rate loans originated by other financial institutions which meet the Association's underwriting standards. Typically the Association purchases a 90% interest in the loan, with the seller retaining a 10% interest and the servicing of the loan. At December 31, 1998, the outstanding balance of participation loans purchased, which is included in the one- to four-family loans, was $3.3 million, or 13.14% of the Association's total loan portfolio. See "Loans Secured by One- to Four-Family Real Estate."

         The following table presents the Association's total loan origination, participation and repayment activity for the periods indicated:

                                            Year ended December 31,
                                        ---------------------------------
                                        1998           1997          1996
                                        ----           ----          ----

Total gross loans receivable at
   beginning of period                $24,590        $25,138        $26,510

 Loans originated:
   Real estate:
     One- to four-family                2,342          2,588          1,562
     Multifamily                           --             --             --
     Land                                  --             --             90
     Nonresidential                        10            210            163
     Construction                         734             --             --
   Consumer                             1,369          2,454          2,136
   Commercial                              --             --              8
                                      -------        -------        -------
         Total loans originated         4,455          5,252          3,959

 Loan participations:
   One- to four-family                     --             --            431

Loan principal repayments              (3,824)        (5,786)        (5,762)
Charge-offs                               (42)            --             --
Foreclosures                              (71)           (14)            --
                                      -------        -------        -------
Net loan activity                         518           (548)        (1,372)
                                      -------        -------        -------
Total gross loans receivable at
    end of period                     $25,108        $24,590        $25,138
                                      =======        =======        =======

         The Association issues written commitments to prospective borrowers on all approved mortgage loans which expire within 30 days of the date of issuance and charges an application fee. In some instances, commitments may be renewed or extended. At December 31, 1998, the Association had $1.0 million of outstanding commitments to originate loans and $367,000 in undisbursed funds related to construction loans. Management believes that less than 1% of loan commitments expire without being funded.

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

         Based on such limits, the Association was able to lend approximately $1.2 million to one borrower at December 31, 1998. The maximum amount that the Association will lend to one borrower, however, is $500,000. The largest amount the Association had outstanding to one borrower at December 31, 1998, was $307,864, which consisted of eight loans, secured by vehicles and real property. At December 31, 1998, the loans were performing in accordance with their terms.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                         At December 31,
                                --------------------------------------------------------------------------------------------------
                                          1998                              1997                              1996
                                ----------------------------    --------------------------------   -------------------------------
                                                    Percent                             Percent                           Percent
                                                    of total                            of total                          of total
                                Number    Amount     loans      Number     Amount        loans     Number     Amount       loans
                                ------    ------     -----      ------     ------        -----     ------     ------       -----
                                                                      (Dollars in thousands)
Loans delinquent for:
  30 - 59 days                     5       $54        .22%         21       $331          1.35%       7       $174          0.69%
  60 - 90 days                    --        --         --          12        294          1.20        3         94          0.37
  Over 90 days                    --        --         --           6         98          0.40        2         69          0.27
                                 ---       ---        ---          --       ----          ----       --       ----          ----

   Total delinquent loans          5       $54        .22%         39       $723          2.95%      12       $337          1.34%
                                 ===       ===        ===          ==       ====          ====       ==       ====          ====

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

         The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other nonperforming assets at the dates indicated:

                                                                     At December 31,
                                                             ------------------------------
                                                             1998         1997         1996
                                                             ----         ----         ----
                                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Real estate                                                $ --        $ 64         $ 51
   Consumer                                                     --          34           18
                                                              ----        ----         ----
     Total nonaccrual loans                                     --          98           69

     Total nonperforming loans                                  --          98           69

   Real estate owned                                            --          --           --
                                                              ----        ----         ----

     Total nonperforming assets                               $ --        $ 98         $ 69
                                                              ====        ====         ====

     Allowance for loan losses                                $141        $141         $143
                                                              ====        ====         ====

     Nonperforming assets as a percent of total assets          --        0.26%        0.20%

     Nonperforming loans as a percent of total loans            --        0.40%        0.28%

     Allowance for loan losses as a percent of
       nonperforming loans                                      --      143.86%      207.25%

         Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of the recorded investment in the property or its fair value minus estimated costs of sale. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 1998, the Association had no real estate acquired in settlement of loans.

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

         The aggregate amounts of the Association's classified assets at the dates indicated were as follows:

                                                     At December 31,
                                             -------------------------------
                                             1998          1997         1996
                                             ----          ----         ----
                                                     (In thousands)

              Classified assets:
                 Substandard                  $--          $71         $  --
                 Doubtful                      --           --           132
                 Loss                          --           --            --
                                              ---          ---          ----
                  Total classified assets     $--          $71          $132
                                              ===          ===          ====

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

         The Association analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower, and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly. At December 31, 1998, the Association had classified $155,000 of assets as special mention.

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

         The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:

                                                                   Year ended December 31,
                                                           ---------------------------------------
                                                           1998              1997             1996
                                                           ----              ----             ----
                                                                   (Dollars in thousand)
Balance at beginning of year                               $ 141            $ 143            $ 143

Charge-offs                                                  (42)              (2)              --
Recoveries                                                     1               --               --
                                                           -----            -----            -----
Net (charge-offs) recoveries                                 (41)              (2)              --

Provision for losses on loans                                 41               --               --
                                                           -----            -----            -----

Balance at end of year                                     $ 141            $ 141            $ 143
                                                           =====            =====            =====

Ratio of net (charge-offs) recoveries to average
   loans outstanding during the year                       (0.16)%          (0.01)%            N/A

Ratio of allowance for loan losses to total loans           0.56%            0.57%            0.57%

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

                                                                      At December 31,
                               -------------------------------------------------------------------------------------------
                                           1998                            1997                          1996
                               -----------------------------  ----------------------------  ------------------------------
                                           Percent of loans               Percent of loans               Percent of loans
                                           in each category               in each category               in each category
                               Amount       to total loans    Amount       to total loans    Amount      to total loans
                               ------       --------------    ------       --------------    ------      --------------
                                                                (Dollars in thousands)
Real estate:
   One- to four-family          $117              80.60%       $116              80.33%       $115              81.97%
   Multifamily                    --                 --          --                 --          --               0.20
   Nonresidential                  2               2.33           2               2.33           3               1.83
   Construction                   --               2.82          --               0.50          --               0.49
   Land                           --                 --          --               0.07          --               0.34
Consumer                          22              14.10          23              16.49          25              14.75
Commercial                        --                .15          --               0.28          --               0.42
                                ----             ------        ----             ------        ----             ------

      Total                     $141             100.00%       $141             100.00%       $143             100.00%
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

         The Association's securities available for sale and investment securities held to maturity at December 31, 1998, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Association's equity, excluding those issued by the U. S. Government or its agencies. As of December 31, 1998, the Association's investment portfolio was comprised of FHLB stock, U.S. Government and agency securities, mortgage-backed securities, and stock of a service provider, with an aggregate market value of $1.4 million.

         At December 31, 1998, the Association held mortgage-backed securities in its held to maturity investment portfolio with an amortized cost of $667,000. The average yield on mortgage-backed securities at December 31, 1998, was 9.51%. The Association's mortgage-backed securities at December 31, 1998, were all issued by the Government National Mortgage Association (the "GNMA") or the Federal Home Loan Mortgage Corporation (the "FHLMC"), representing participation interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         The following table sets forth the composition of the Association's interest-bearing deposits and investment securities portfolio, including those designated as available for sale, at the dates indicated:

                                                                            At December 31,
                                     ------------------------------------------------------------------------------------
                                              1998                          1997                           1996
                                     ----------------------         -----------------------        ----------------------
                                     Carrying         Fair          Carrying          Fair         Carrying         Fair
                                       value          value           value           value           value         value
                                       -----          -----           -----           -----           -----         -----
                                                                    (Dollars in thousands)
Interest-bearing deposits              $4,792        $4,792         $ 2,654         $ 2,654          $1,985         $1,985
Interest-bearing time deposits          3,100         3,100           4,600           4,600             800            800
Investment securities:
  Held to maturity:
    U.S. Government and federal
      agencies                            300           307           3,299           3,310           3,797          3,811
    Mortgage-backed securities
                                          667           712             847             914             984          1,063
  Available for sale:
    FHLB stock                            374           374             348             348             324            324
    Intrieve Inc. stock                    15            15              15              15              15             15
                                       ------        ------         -------         -------          ------         ------
    Total                              $9,248        $9,300         $11,763         $11,841          $7,905         $7,998
                                       ======        ======         =======         =======          ======         ======

         The maturities of the Association's interest-bearing deposits and investment securities (excluding mortgage-backed securities) at December 31, 1998, are indicated in the following table:

                                                          At December 31, 1998
                                     -----------------------------------------------------------------
                                         One year or less                       Total
                                     ------------------------      -----------------------------------
                                     Carrying         Average      Carrying     Weighted        Market
                                       value           yield         value   average yield      value
                                       -----           -----         -----   -------------      -----
                                                          (Dollars in thousands)
Interest-bearing deposits              $4,792          4.69%        $4,792       4.69%          $4,792
Interest-bearing time deposits          3,100          5.92          3,100       5.92            3,100
Investment securities:
   U.S. Government and
       federal agencies                   300          8.60            300       8.60              307
   Intrieve Inc. stock                     15             -             15          -               15
   FHLB stock                             374          6.94            374       6.94              374
                                       ------          ----         ------       ----           ------
     Total                             $8,581          5.36%        $8,581       5.36%          $8,588
                                       ======          ====         ======       ====           ======

         At December 31, 1998, $1.2 million of interest-bearing deposits are pledged under short-term borrowing agreements.

         The maturities of the Association's mortgage-backed securities portfolio are indicated in the following tables:

                                               December 31, 1998
 -------------------------------------------------------------------------------------------------------------------
                        After one             After five
      One year or      through five          through ten             After ten
         less              years                years                  years                       Total
 ------------------  -----------------   ------------------    --------------------    -----------------------------
  Carrying  Average  Carrying  Average   Carrying   Average    Carrying     Average    Carrying               Market
  value     yield     value     yield     value     yield        value       yield      value      Yield       value
  -----     -----     -----     -----     -----     -----        -----       -----      -----      -----       -----
                                                (Dollars in thousands)
    $--       --        $8      9.50%      $82       10.10%      $577         9.43%      $667       9.51%      $712

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

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Association at the dates indicated:

                                                     At December 31,
                                 ----------------------------------------------------------------------
                                        1998                     1997                       1996
                                 -------------------     --------------------       -------------------
                                             Percent                  Percent                  Percent
                                            of total                 of total                  of total
                                 Amount     deposits     Amount      deposits       Amount     deposits
                                 ------     --------     ------      --------       ------     --------
                                                        (Dollars in thousands)
Transaction accounts:
   Regular savings
     accounts (1)                $ 9,686       38.06%    $ 9,947        37.77%      $ 9,923     34.50%
   NOW and Super NOW accounts
     (2)                           1,227        4.82         973         3.70           979      3.40
   Money market accounts (3)       2,136        8.39       2,391         9.08         3,290     11.40
                                                         -------       ------       -------    ------
     Total transaction
       accounts                   13,049       51.27      13,311        50.55        14,192     49.30

Certificates of deposit
    3.01 -  5.00%                  5,866       23.05       6,303        23.94         6,837     23.75
    5.01 -  7.00%                  6,535       25.68       6,719        25.51         7,762     26.95
                                 -------      ------     -------       ------       --------   ------

   Total certificates of
      deposit (4)                 12,401       48.73      13,022        49.45        14,599     50.70
                                 -------      ------      ------       ------       -------    ------

   Total deposits                $25,450      100.00%    $26,333       100.00%      $28,791    100.00%
                                 =======      ======     =======       ======       =======    ======

-----------------------------
(Footnotes on next page).

(1) The weighted average rate on passbook savings accounts was 3.0% at December 31, 1998, 1997 and 1996, respectively.

(2) The weighted average rate on NOW and Super NOW accounts was 1.75% at December 31, 1998, 1997 and 1996, respectively.

(3) The weighted average rate on money market accounts was 2.75% at December 31, 1998, 1997 and 1996, respectively.

(4) The weighted average rate on all certificates of deposit was 5.07%, 5.03% and 5.09% at December 31, 1998, 1997 and 1996, respectively.


         The following table shows rate and maturity information for the Association's certificates of deposit at December 31, 1998:

                                                            Amount Due
                                 ---------------------------------------------------------------
                                                Over          Over
                                   Up to      1 year to     2 years to      Over
     Rate                        one year      2 years       3 years      3 years        Total
     ----                        --------      -------       -------      -------        -----
                                                         (In thousands)
3.01% to 5.00%                    $4,818       $  548          $261         $239         $ 5,866
5.01% to 7.00%                     4,491        1,383           449          212           6,535
                                  ------       ------          ----         ----         -------
   Total certificates
     of deposit                   $9,309       $1,931          $710         $451         $12,401
                                  ======       ======          ====         ====         =======

         At December 31, 1998, approximately $9.3 million of the Association's certificates of deposit mature within one year. Based on past experience and the Association's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Association at maturity. If, however, the Association is unable to renew the maturing certificates for any reason, borrowings of up to $7.5 million are available from the FHLB of Cincinnati.

         The following table presents the amount of the Association's certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 1998:

                   Maturity                             Amount
                   --------                             ------
                                                    (In thousands)

         Three months or less                            $  762
         Over 3 months to 6 months                          703
         Over 6 months to 12 months                       1,661
         Over 12 months                                     800
                                                         ------
             Total                                       $3,926
                                                         ======

         The majority of the above certificates of deposit are held by long-time depositors at the Association and management believes that a substantial percentage of such certificates will be renewed with the Association at maturity.

         The following table sets forth the Association's deposit account balance activity for the periods indicated:

                                                        Year ended December 31,
                                         --------------------------------------------------
                                         1998                   1997                   1996
                                         ----                   ----                   ----
Beginning balance                       $26,333                $28,791                $29,615
Net increase (decrease) before
   interest credited                     (1,909)                (3,597)                (1,972)
Interest credited                         1,026                  1,139                  1,148
                                        -------                -------                -------
Ending balance                           25,450                 26,333                $28,791
                                        =======                =======                =======

  Net increase (decrease)               $  (833)               $(2,458)               $ ( 824)
                                        =======                =======                =======

         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, the Association is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. See "REGULATION - Office of Thrift Supervision -- Qualified Thrift Lender Test." If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 1998, the Association was in compliance with the QTL test. During the years ending December 31, 1998, 1997 and 1996, the Association did not utilize FHLB advances.

         During the year ended December 31, 1998, the Company had short-term borrowings with two local financial institutions with average balances of $121,000. The total balance outstanding at December 31, 1998, was $893,000.

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

EMPLOYEES

         At December 31, 1998, the Association had 13 full-time employees and no part-time employees. The Association believes that relations with its employees are excellent. The Association offers health, life and disability benefits to all employees and has a defined benefit pension plan and a 401(k) plan for its eligible full-time employees. None of the employees of the Association is represented by a collective bargaining unit.

YEAR 2000

         GENERAL. As with most providers of financial services, the Association's operations are heavily dependent on information technology systems and rapid and accurate data processing is essential to the Association's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Association has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers and electronic door lock). Based upon such evaluations, management has determined that the Association has Year 2000 risk in three areas: (1) the Association's own computers (2) the computers used by the Association's borrowers, and (3) the computers of others who provide the Association with data processing. Management has not established a Year 2000 budget but believes that its expense related to upgrading its computers represents the Association's main Year 2000 expense. There is no guarantee, however, that additional expenses will not occur in the future.

         THE ASSOCIATION'S OWN COMPUTERS. The Association has upgraded its computer system to eliminate the Year 2000 risk. The Association does not expect to have material additional costs to address this risk. The upgrade costs were approximately $3,000 and did not have a material impact on the consolidated financial position or results of operations of OSFS.

         COMPUTERS OF OTHERS USED BY THE ASSOCIATION'S BORROWERS. The Association has evaluated most of its borrowers and does not believe the Year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Association. The Association believes that most of its residential borrowers are not dependent on their home computers for income and that none of its commercial borrowers are so large that a Year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Association. The Association does not anticipate any material costs to address this risk area and believes it is Year 2000 compliant in this risk area.

         COMPUTERS OF OTHERS WHO PROVIDE THE ASSOCIATION WITH DATA PROCESSING. This risk is primarily focused on one third-party service bureau that provides virtually all of the Association's data processing. This service bureau has advised the Association that it has completed the upgrades necessary for Year 2000 readiness. The service bureau is in the process of testing these upgrades which it believes will be finished by June 1999. Testing to date has experienced no substantial problems.

         CONTINGENCY PLAN. The Association is monitoring its service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Association's service bureau fails, the Association will attempt to locate an alternative service bureau that is Year 2000 compliant. If the Association is unsuccessful, the Association will manually enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Association believes that it would be able to operate in this manner indefinitely, until its existing service bureau, or its replacement, is able to again provide data processing services. If very few financial institution service bureaus were operating in the Year 2000, the Association's replacement costs, assuming the Association could negotiate an agreement, could be material.


                                   REGULATION

GENERAL

         OSFS is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, OSFS is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, OSFS is subject to provisions of the Ohio Revised Code applicable to corporations generally, including laws which restrict takeover bids, tender offers and control share acquisitions involving public companies which have significant ties to Ohio.

         As a savings and loan association chartered under the laws of Ohio, the Association is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because the Association's deposits are insured by the FDIC, the Association also is subject to regulatory oversight by the FDIC. The Association must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether the Association is in compliance with various regulatory requirements and is operating in a safe and sound manner. The Association is a member of the FHLB.

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

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of the Association includes allowances for loan and lease losses of $131,000 at December 31, 1998.

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Association's capital at December 31, 1998, met the standards for the highest category, a "well-capitalized" institution.

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

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations). During 1998, certain maturity requirements were removed, which in the Association's case, resulted in a greater eligible liquidity amount and percentage at December 31, 1998, than at prior year ends. At December 31, 1998, such minimum requirement was an amount equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of the Association at December 31, 1998, was approximately $7.9 million, or 31.57%, and exceeded the applicable 4.0% liquidity requirement by approximately $6.9 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1998, the Association met the QTL test.

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

Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At December 31, 1998, the Association was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. The Association was in compliance with such restrictions at December 31, 1998.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. OSFS is an affiliate of the Association. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Association was in compliance with these requirements and restrictions at December 31, 1998.

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

         As a subsidiary of OSFS, the Association is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. The Association did not pay any dividends to OSFS during 1998.

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

         As a unitary savings and loan holding company, OSFS generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit OSFS's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact OSFS's current activities, which consist solely of holding stock of the Association. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of OSFS and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1998, the Association met both those tests.

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

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The Association is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Association, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

FEDERAL RESERVE REQUIREMENTS

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At December 31, 1998, the Association was in compliance with the new reserve requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. The Association is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of the Association's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. The Association was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $374,000 at December 31, 1998.

         FHLB advances to member institutions who meet the QTL test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 1998, the Association's maximum limit on advances was approximately $7.5 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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

         The Association's average gross receipts for the three tax years ending on December 31, 1998, is $2.5 million and as a result, the Association does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as the Association, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, the Association used the percentage of taxable income method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Association to OSFS is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of the Association for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, the pre-1988 reserves of the Association for tax purposes totaled approximately $830,000. The Association believes it had approximately $4.5 million of accumulated earnings and profits for tax purposes as of December 31, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes 7 and 18 to the financial statements. No representation can be made as to whether the Association will have current or accumulated earnings and profits in subsequent years.

         The tax returns of the Association have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Association.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1998, regarding the properties on which the main office and the branch office of the Association are located:

                                  Owned or             Date          Square        Net book
Location                           leased            acquired        footage         value          Deposits
--------                           ------            --------        -------         -----          --------
                                                                                                 (In thousands)
435 Main Street                    Owned               1964            4,744        $131,234           $18,286
Bridgeport, Ohio 43912

4000 Central Avenue                Owned               1979            2,197        $279,816           $ 7,166
Shadyside, Ohio 43943

         The Association owns all of its electronic data processing equipment. Such equipment includes several personal computers with a net book value of approximately $10,000.

ITEM 3. LEGAL PROCEEDINGS

        Neither OSFS nor the Association is presently involved in any legal proceedings of a material nature. From time to time, the Association is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Association.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the shareholders of OSFS during the last quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information contained in those portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "Annual Report"), which are included in Exhibit 13 hereto under the caption "MARKET PRICE OF COMMON SHARES AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of OSFS (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "BOARD OF DIRECTORS," "EXECUTIVE OFFICERS" and "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference.

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

         Not applicable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Item 3       Amended Articles of Incorporation and Code of
                              Regulations

                 Item 10      Material Contracts

                 Item 13      Portions of the 1998 Annual Report to Shareholders

                 Item 20      Proxy Statement for 1999 Meeting of Shareholders

                 Item 21      Subsidiaries of the Registrant

                 Item 27      Financial Data Schedule


         (b) No current report on Form 8-K was filed by OSFS during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1999.


                                            OHIO STATE FINANCIAL SERVICES, INC.



                                            By:  /s/ JON W. LETZKUS
                                                 --------------------------
                                                 Jon W. Letzkus
                                                 President, Chief Executive
                                                 Officer and a Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ MICHAEL P. EDDY                           By: /s/ JOHN O. COSTINE
    --------------------------------------            -------------------------
    Michael P. Eddy                                   John O. Costine
    Treasurer and Chief Financial Officer             Director


Date: March 23, 1999                              Date: March 23, 1999


By: /s/ ANTON M. GODEZ                            By: /s/ WILLIAM E. RELINE
    --------------------------------------            -------------------------
    Anton M. Godez                                    William E. Reline
    Director                                          Director


Date: March 23, 1999                              Date: March 23, 1999


By: /s/ MANUEL C. THOMAS
    --------------------------------------
    Manuel C. Thomas
    Director


Date: March 23, 1999

                                                    INDEX TO EXHIBITS


 EXHIBIT
 NUMBER         DESCRIPTION                                                 PAGE NUMBER
 ------         -----------                                                 -----------
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


   10.1        Employment Agreement between the Association and Jon W.
               Letzkus

   10.2        Bridgeport Savings and Loan Association Recognition and
               Retention Plan

               Ohio State Financial Services, Inc. Stock Option and
               Incentive Plan

   13          Ohio State Financial Services, Inc. 1998 Annual Report to
               Shareholders

   20 Proxy Statement for the 1999 Annual Meeting of Shareholders of Ohio State Financial Services, Inc.

   21          Subsidiaries of the Registrant                                Incorporated by reference to the Form
                                                                             10-KSB for the year ended December 31,
                                                                             1997, filed with the SEC on March 30,
                                                                             1998, Exhibit 21

   27          Financial Data Schedule