Form 10QSB
period 1999-03-31
OHIO STATE FINANCIAL SERVICES INC
filed 1999-05-17
CIK 1039188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 1999

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

           For the transition period from ____________ to ____________

                         Commission File Number 0-23109
                                               --------
                       Ohio State Financial Services, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                    31-1529204
-----------------------------------           ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                      435 Main Street, Bridgeport, OH 43912
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (614) 635-0764
                    ------------------------------------------
                             (Registrant's telephone
                          number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of May 13, 1999, the latest practicable date, 572,337 shares of the registrant's common stock, without par value, were issued and outstanding.

                       OHIO STATE FINANCIAL SERVICES, INC.

                                      INDEX


                                                                                    Page
                                                                                   Number
                                                                                   ------

PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements

              Consolidated Statement of Financial Condition (Unaudited) as of
                  March 31, 1999 and December 31, 1998                                3

              Consolidated Statement of Operations (Unaudited)
                  for the Three Months ended March 31, 1999 and 1998                  4

              Consolidated Statement of Cash Flows (Unaudited)
                  for the Three Months ended March 31, 1999 and 1998                  5

              Notes to Unaudited Consolidated Financial Statements                  6 - 7

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    8 - 11

PART II  -  OTHER INFORMATION

Item 1.       Legal Proceedings                                                      12

Item 2.       Changes in Securities                                                  12

Item 3.       Default Upon Senior Securities                                         12

Item 4.       Submissions of Matters to a Vote of Security Holders                   12

Item 5.       Other Information                                                      12

Item 6.       Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                           13

                       OHIO STATE FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)

                                                                              March 31,       December 31,
                                                                                1999             1998
                                                                            ------------       ------------

ASSETS
   Cash and cash equivalents:
   Cash and amounts due from banks                                          $    590,553       $    907,682
   Interest-bearing deposits with other institutions                           2,118,597          4,792,090
                                                                            ------------       ------------
       Total cash and cash equivalents                                         2,709,150          5,699,772

Interest bearing time deposits                                                 2,700,000          3,100,000

Investment securities:
   Available for sale (cost approximates market value)                           394,900            388,500
   Held to maturity (market value of $3,932,774 at 3/31/99;
       and $1,018,809 at 12/31/98)                                             3,929,808            967,117

Loans receivable, net                                                         24,235,571         24,594,506
Office properties and equipment, net                                             468,975            466,335
Accrued interest receivable, loans and investments (net of reserve
    for uncollected interest of $-0- at 3/31/99; and $-0- at 12/31/98)           155,545            157,227
Other assets                                                                     113,294             63,262
                                                                            ------------       ------------

       TOTAL ASSETS                                                         $ 34,707,243       $ 35,436,719
                                                                            ============       ============

LIABILITIES
Deposit accounts                                                            $ 25,969,021       $ 25,450,404
Short-term notes payable                                                            --              892,543
Advances by borrowers for taxes and insurance                                    112,778            182,061
Accrued interest payable and other liabilities                                   138,570            137,798
Deferred federal income taxes                                                     72,264             72,264
                                                                            ------------       ------------
       TOTAL LIABILITIES                                                      26,292,633         26,735,070
                                                                            ------------       ------------

STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized, no par
     or stated value; 572,337 shares issued and outstanding
     at 3/31/99; 598,460 at 12/31/98                                                --                 --
Additional paid in capital                                                     5,949,459          5,947,185
Treasury stock (61,831 shares at cost as of 3/31/99
      and 35,708 shares at cost as of 12/31/98)                                 (821,072)          (494,283)
Unearned recognition and retention plan shares (RRP)                            (354,688)          (371,859)
Unearned employee stock ownership plan shares (ESOP)                            (507,305)          (536,735)
Retained earnings - substantially restricted                                   4,148,216          4,157,341
                                                                            ------------       ------------
          TOTAL STOCKHOLDERS' EQUITY                                           8,414,610          8,701,649
                                                                            ------------       ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 34,707,243       $ 35,436,719
                                                                            ============       ============

See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                            For the Three Months
                                                                Ended March 31,
                                                              1999          1998
                                                            --------      --------

INTEREST AND DIVIDEND INCOME
   Loans                                                    $465,748      $486,792
   Mortgage-backed securities                                 14,974        19,553
   Interest-bearing deposits and investment securities       104,991       149,413
   Dividends on Federal Home Loan Bank stock                   6,447         6,221
                                                            --------      --------
       Total interest and dividend income                    592,160       661,979
                                                            --------      --------

INTEREST EXPENSE
   Savings deposits                                          247,518       257,484
   Federal Home Loan Bank advances and notes payable           8,539          --
                                                            --------      --------
       Total interest expense                                256,057       257,484
                                                            --------      --------

NET INTEREST INCOME                                          336,103       404,495

PROVISION FOR LOAN LOSSES                                       --            --
                                                            --------      --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          336,103       404,495
                                                            --------      --------

NONINTEREST INCOME
   Service charges                                             1,753         1,698
   Other income and fees                                       4,381         4,063
                                                            --------      --------
       Total noninterest income                                6,134         5,761
                                                            --------      --------

NONINTEREST EXPENSE
   Salaries and benefits                                     130,762       118,379
   Occupancy expense                                          14,855        15,805
   Furniture and equipment expense                             6,901         4,807
   Federal insurance premium                                   6,831         8,015
   Legal and accounting fees                                  27,245        20,926
   Advertising and public relations                            9,169        10,258
   Franchise, payroll and other taxes                         39,455        40,168
   Stationery, printing and office expenses                   15,437        12,487
   Service bureau expense                                     16,652        13,945
   Other operating expenses                                   24,859        29,897
                                                            --------      --------
       Total noninterest expense                             292,166       274,687
                                                            --------      --------

INCOME BEFORE INCOME TAXES                                    50,071       135,569

PROVISION FOR INCOME TAXES                                    18,846        48,169
                                                            --------      --------

NET INCOME                                                  $ 31,225      $ 87,400
                                                            ========      ========

PER SHARE DATA
   Basic                                                    $    .06      $    .15
                                                            ========      ========
   Diluted                                                  $    .06      $    .15
                                                            ========      ========


AVERAGE SHARES OUTSTANDING                                   512,135       585,415
                                                            ========      ========

See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     For the Three Months Ended March 31,
                                                                            1999              1998
                                                                        -----------       -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                           $    31,225       $    87,400
   Adjustments:
       Depreciation                                                           9,503             9,203
          Investment accretion and amortization, net                            279               190
       ESOP and RRP amortization                                             48,875            20,894
       Federal Home Loan Bank stock dividends                                (6,400)           (6,200)
       Accrued interest receivable and other assets                         (48,350)          (45,777)
       Accrued interest payable and other liabilities                           772           (71,643)
                                                                        -----------       -----------
              Net cash provided by (used for) operating activities           35,904            (5,933)
                                                                        -----------       -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Term deposits, net                                                       400,000        (2,900,000)
   Proceeds from maturities of held to maturity securities                     --           2,000,000
   Purchase of held to maturity securities                               (2,997,557)             --
   Proceeds from redemptions of mortgage-backed certificates                 34,587            15,318
   Net change in loans                                                      358,935          (566,174)
   Acquisition of office properties and equipment                           (12,143)           (5,123)
                                                                        -----------       -----------
              Net cash used for investing activities                     (2,216,178)       (1,455,979)
                                                                        -----------       -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Payment of dividends                                                     (40,350)          (29,176)
   Short-term borrowings, net                                              (892,543)             --
   Purchase of treasury stock                                              (326,789)             --
   Change in deposits, net                                                  518,617           (22,881)
   Change in mortgage escrow funds, net                                     (69,283)          (68,499)
                                                                        -----------       -----------
              Net cash used for financing activities                       (810,348)         (120,556)
                                                                        -----------       -----------

              Change in cash and cash equivalents                        (2,990,622)       (1,582,468)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5,699,772         3,177,832
                                                                        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 2,709,150       $ 1,595,364
                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
   for:
       Interest on deposits and borrowings                              $   255,435       $   257,275
       Income taxes                                                            --              77,378
   Loans transferred to real estate acquired in settlement                     --                --

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

These statements should be read in conjunction with the consolidated statements as of and for the year ended December 31, 1998, and related notes which are included on Form 10-KSB (file no. 0-23109).


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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. SFAS No. 133 applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of SFAS No. 133. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

At March 31, 1999, the Company's assets decreased by approximately $729,000, or 2.1%, to $34.7 million from $35.4 million at December 31, 1998. Total cash and cash equivalents decreased by $3.0 million to $2.7 million at March 31, 1999, from $5.7 million at December 31, 1998. This decrease represented the outflow of cash associated with the payment of dividends, principal payments of short-term borrowing and purchases of held to maturity securities and treasury stock. This decrease in cash and cash equivalents was offset by the maturity of term deposits, decreased loan production, and depositors' investment of funds. Interest-bearing time deposits decreased $400,000, or 12.9%, to $2.7 million at March 31, 1999, from $3.1 million at December 31, 1998, as a result of $400,000 in matured time deposits. Held to maturity securities increased by approximately $3.0 million to $3.9 million at March 31, 1999, from $967,000 at December 31, 1998. The increase reflected the purchase of $3.0 million in United States Government and Agency obligations offset by the principal reduction of $35,000 in mortgage-backed certificates. Net loans receivable decreased $359,000 to $24.2 million at March 31, 1999, from $24.6 million at December 31, 1998. The decrease was primarily attributable to the $301,000 decrease in consumer loans and the $394,000 decrease in one- to four-family residential mortgage loans which were offset by a $328,000 increase in construction loans.

Deposits increased $519,000, or 2.0%, from $25.5 million at December 31, 1998, to $26.0 million at March 31, 1999, as a result of the stability of deposit account interest rates at the Company, compared to a reduction in deposit interest rates for alternative investment products available. Short-term notes payable in the amount of $892,543 at December 31, 1998 were paid off as of March 31, 1999.

Shareholders' equity decreased $287,000, or 3.3%, to $8.4 million at March 31, 1999, compared to $8.7 million at December 31, 1998. The decrease was attributable to the use of $327,000 to repurchase shares for treasury and the issuance of dividends in the amount of $40,000. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and policies. The decrease in shareholders' equity was offset by net income of $31,000, the recognition of shares in the Employee Stock Ownership Plan (the "ESOP") amounting to $32,000 and the recognition of shares in the Recognition and Retention Plan (the "RRP") in the amount of $17,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999
AND 1998

NET INCOME. Net income decreased $56,000, or 64.3%, from net income of $87,000 for the three months ended March 31, 1998, compared to net income of $31,000 for the same period in 1999. The decrease in net income was primarily the result of a decrease in net interest income of $68,000 or, 16.9% and an increase in non-interest expenses of $17,000, or 6.4% offset by a decrease in the provision for income taxes of $29,000, or 60.9%.

NET INTEREST INCOME. Net interest income decreased $68,000, or 16.9%, from $404,000 for the three months ended March 31, 1998, to $336,000 for the three months ended March 31, 1999. The Company's net yield on interest-earning assets decreased from 4.49% for the three months ended March 31, 1998, to 4.02% for the same period in 1999. Interest and dividend income decreased $70,000, or 10.5%, from $662,000 for the three months ended March 31, 1998, to $592,000 for the three months ended March 31, 1999, while interest expense decreased $1,000, or
 .6%, from $257,000 for the 1998 period to $256,000 for the 1999 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $70,000, or 10.5%, for the three months ended March 31, 1999, compared to the same period in 1998. Interest income on loans decreased $21,000, or 4.3%, from $487,000 for the three months ended March 31, 1998, to $466,000 for the three months ended March 31, 1999. The decrease in interest income on loans was primarily the result of a decline in higher interest earning consumer loans with an overall decrease in the average balance of loans in the amount of

$225,000. Interest income on investments, including interest-bearing deposits, decreased $44,000, or 29.7%, to $105,000, for the three months ended March 31, 1999, compared to $149,000 for the 1998 period. The decrease in interest income on investments was directly attributable to the $2.2 million decrease in the average balance of investments for the three months ended March 31, 1998, compared to the 1999 period.

INTEREST EXPENSE. Total interest expense decreased by $1,000, or .5%, from the 1998 period to the 1999 period. Interest expense on deposit accounts decreased $10,000, or 3.9%, from $257,000 for the three months ended March 31, 1998 to $247,000 for the three months ended March 31, 1999. The Association's cost of deposit funds decreased from 3.90% for the three months ended March 31, 1998, to 3.86% for the 1999 period, while average outstanding deposits declined $721,000, or 2.7%, from $26.3 million for the period ended March 31, 1998 to $25.6 million for the same period ended March 31, 1999. The decrease in the average balance of deposits was the result of customers electing not to renew maturing certificates of deposit at prevailing interest rates. This decrease was offset by an increase in interest expense on notes payable in the amount of $9,000. The interest was paid during the three months ended March 31, 1999 on the outstanding note payable balance existing at December 31, 1998. Interest expense on notes payable was not incurred during the three months ended March 31, 1998 since there were no borrowed funds during the period.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the three months ended March 31, 1999 and 1998. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at March 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income totaled $6,000 for the three months ended March 31, 1999 and 1998.

NONINTEREST EXPENSE. Noninterest expenses increased $17,000, or 6.4%, from $275,000 for the three months ended March 31, 1998, to $292,000 for the 1999 period. The increase in noninterest expense was partly attributable to a $12,000 increase in salaries and benefits from the 1998 to the 1999 period resulting from the $17,000 increase in costs associated with RRP and merit base pay increases, which were offset by a $5,000 decrease in costs associated with the ESOP. Legal and accounting fees increased $6,000, or 30.2%, from $21,000 for March 31, 1998 to $27,000 for March 31, 1999, due to expenses related to public filings.

INCOME TAXES. The provision for income taxes totaled $19,000 for the three months ended March 31, 1999, a decrease of $29,000, or 60.9%, from the $48,000 in the same 1998 period due to a decrease in pretax income.

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

ASSOCIATION'S OWN COMPUTERS. The Association has upgraded its computer system to eliminate the Year 2000 risk. The Association does not expect to have material additional costs to address this risk. The upgrade costs were approximately $17,000.

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

COMPUTERS OF OTHERS WHO PROVIDE THE ASSOCIATION WITH DATA PROCESSING. This risk is primarily focused on one third-party service bureau that provides virtually all of the Association's data processing. This service bureau has advised the Association that it has completed the upgrades necessary for Year 2000 readiness. The service bureau is in the process of testing these upgrades which it believes will be finished by June 30, 1999. Testing to date has experienced no substantial problems.

CONTINGENCY PLAN. The Association is monitoring its service bureau and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Association's service bureau testing fails, the Association will attempt to locate an alternative service bureau that is Year 2000 compliant. If the Association is unsuccessful, the Association will enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Association believes that it would be able to operate in this manner indefinitely, until its existing service bureau, or its replacement, is able to again provide data processing services. If very few financial institution service bureaus were operating in the Year 2000, the Association's replacement costs, assuming the Association could negotiate an agreement, could be material.


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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Cincinnati advances. At March 31, 1999, the Association's total borrowing capacity from the FHLB totaled approximately $7.6 million, of which there were no advances outstanding.

As of March 31, 1999, the Association had $1.1 million in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with the Office of Thrift Supervision (the "OTS") relations. At March 31, 1999, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At March 31, 1999, the Association's capital ratios were as follows:

                                                                   Association
                                                 Requirement        Actual
                                                 -----------        ------
                  Tangible capital                  1.50%           18.11%
                  Core capital                      3.00%           18.11%
                  Risk-based capital                8.00%           36.44%


RISK ELEMENTS

Nonperforming assets include nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. Once the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the financial condition of the borrower. There were no nonperforming loans nor nonperforming assets outstanding as of March 31, 1999 and December 31, 1998.

Nonperforming loans are primarily made up of one- to four-family residential mortgages. The collateral requirements on loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 1999, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

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


                                        OHIO STATE FINANCIAL SERVICES, INC.


Date: May 14, 1999                      By: /s/ Jon W. Letzkus
                                           ------------------
                                           Jon W. Letzkus
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



        Signature                        Title                           Date
        ---------                        -----                           ----

/s/ Jon W. Letzkus
-------------------
Jon W. Letzkus                    President and CEO              May 14, 1999

/s/ Michael P. Eddy               Treasurer and
-------------------               Chief Financial Officer        May 14, 1999
Michael P. Eddy