Form 10QSB
period 1999-06-30
OHIO STATE FINANCIAL SERVICES INC
filed 1999-08-13
CIK 1039188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

As of August 3, 1999, the latest practicable date, 572,337 shares of the registrant's common stock, without par value, were issued and outstanding.

                       OHIO STATE FINANCIAL SERVICES, INC.

                                      INDEX


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I -      FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statement of Financial Condition (Unaudited) as of
                June 30, 1999 and December 31, 1998                                                       3

              Consolidated Statement of Operations (Unaudited)
                for the Six Months ended June 30, 1999 and 1998                                           4

              Consolidated Statement of Operations (Unaudited)
                for the Three Months ended June 30, 1999 and 1998                                         5

              Consolidated Statement of Cash Flows (Unaudited)
                for the Six Months ended June 30, 1999 and 1998                                           6

              Notes to Unaudited Consolidated Financial Statements                                      7 - 8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                             9 - 13

PART II  -    OTHER INFORMATION

Item 1.       Legal Proceedings                                                                          14

Item 2.       Changes in Securities                                                                      14

Item 3.       Default Upon Senior Securities                                                             14

Item 4.       Submissions of Matters to a Vote of Security Holders                                       14

Item 5.       Other Information                                                                          15

Item 6.       Exhibits and Reports on Form 8-K                                                           15

SIGNATURES                                                                                               16

                       OHIO STATE FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)

                                                                                  June 30,             December 31,
                                                                                    1999                   1998
                                                                                ------------           ------------
ASSETS Cash and cash equivalents:
   Cash and amounts due from banks                                              $    381,970           $    907,682
   Interest-bearing deposits with other institutions                               2,077,852              4,792,090
                                                                                ------------           ------------
       Total cash and cash equivalents                                             2,459,822              5,699,772

Interest bearing time deposits                                                     2,800,000              3,100,000

Investment securities:
   Available for sale (cost approximates fair value)                                 401,500                388,500
   Held to maturity (market value of $3,938,855 at 6/30/99;
       and $1,018,809 at 12/31/98)                                                 4,040,866                967,117

Loans receivable, net                                                             24,110,771             24,594,506
Office properties and equipment, net                                                 467,795                466,335
Accrued interest receivable, loans and investments (net of reserve
    for uncollected interest of $-0- at 6/30/99; and $-0- at 12/31/98)               218,851                157,227
Other assets                                                                         184,169                 63,262
                                                                                ------------           ------------

       TOTAL ASSETS                                                             $ 34,683,774           $ 35,436,719
                                                                                ============           ============

LIABILITIES
Deposit accounts                                                                $ 25,803,840           $ 25,450,404
Short-term notes payable                                                                  --                892,543
Advances by borrowers for taxes and insurance                                        180,473                182,061
Accrued interest payable and other liabilities                                       168,175                137,798
Deferred federal income taxes                                                         72,264                 72,264
                                                                                ------------           ------------
       TOTAL LIABILITIES                                                          26,224,752             26,735,070
                                                                                ------------           ------------

STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized, no par
     or stated value; 634,168 shares issued                                               --                     --
Additional paid in capital                                                         5,950,464              5,947,185
Treasury stock (61,831 shares at cost as of 6/30/99
     and 35,708 shares at cost as of 12/31/98)                                      (821,072)              (494,283)
Unearned Employee Stock Ownership Plan shares (ESOP)                                (484,928)              (536,735)
Unearned Recognition and Retention Plan shares (RRP)                                (342,139)              (371,859)
Retained earnings - substantially restricted                                       4,156,697              4,157,341
                                                                                ------------           ------------
       TOTAL STOCKHOLDERS' EQUITY                                                  8,459,022              8,701,649
                                                                                ------------           ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 34,683,774           $ 35,436,719
                                                                                ============           ============


    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                              For the Six Months Ended June 30,
                                                                  1999                 1998
                                                                ----------          ----------
INTEREST AND DIVIDEND INCOME
   Loans                                                        $  921,246          $  975,518
   Mortgage-backed securities                                       28,439              37,595
   Interest-bearing deposits and investment securities             229,289             283,837
   Dividends on Federal Home Loan Bank stock                        13,077              12,623
                                                                ----------          ----------
       Total interest and dividend income                        1,192,051           1,309,573
                                                                ----------          ----------

INTEREST EXPENSE
   Savings deposits                                                497,590             515,218
   Federal Home Loan Bank advances and notes payable                 8,539                  --
                                                                ----------          ----------
       Total interest expense                                      506,129             515,218
                                                                ----------          ----------

NET INTEREST INCOME                                                685,922             794,355

PROVISION FOR LOAN LOSSES                                               --                  --
                                                                ----------          ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                685,922             794,355
                                                                ----------          ----------

NONINTEREST INCOME
   Service charges                                                   4,048               6,039
   Other income and fees                                             8,148               7,478
                                                                ----------          ----------
       Total noninterest income                                     12,196              13,517
                                                                ----------          ----------

NONINTEREST EXPENSE
   Salaries and benefits                                           265,810             256,237
   Occupancy expense                                                27,471              30,827
   Furniture and equipment expense                                  16,176              12,351
   Federal insurance premium                                        13,519              15,591
   Legal and accounting fees                                        68,244              53,132
   Advertising and public relations                                 16,826              16,457
   Franchise, payroll and other taxes                               79,638              77,283
   Stationery, printing and office expenses                         27,961              25,174
   Service bureau expense                                           28,963              27,504
   Other operating expenses                                         49,408              60,719
                                                                ----------          ----------
       Total noninterest expense                                   594,016             575,275
                                                                ----------          ----------

INCOME BEFORE INCOME TAXES                                         104,102             232,597

PROVISION FOR INCOME TAXES                                          38,400              84,281
                                                                ----------          ----------

NET INCOME                                                      $   65,702          $  148,316
                                                                ==========          ==========

PER SHARE DATA
   Earnings per share
     Basic                                                         $   .13             $   .26
                                                                   =======             =======
     Diluted                                                       $   .12             $   .25
                                                                   =======             =======
   Average shares outstanding-basic                                508,605             575,573
                                                                   =======             =======
   Average shares outstanding-diluted                              530,186             586,454
                                                                   =======             =======


    See accompanying notes to the unaudited consolidated financial statements

                      OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                                 For the Three Months Ended June 30,
                                                                  1999                        1998
                                                                --------                    --------
INTEREST AND DIVIDEND INCOME
   Loans                                                        $455,498                    $488,726
   Mortgage-backed securities                                     13,464                      18,043
   Interest-bearing deposits and investment securities           124,299                     134,424
   Dividends on Federal Home Loan Bank stock                       6,630                       6,402
                                                                --------                    --------
       Total interest and dividend income                        599,891                     647,595
                                                                --------                    --------

INTEREST EXPENSE
   Savings deposits                                              250,072                     257,734
                                                                --------                    --------

NET INTEREST INCOME                                              349,819                     389,861

PROVISION FOR LOAN LOSSES                                             --                          --
                                                                --------                    --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              349,819                     389,861
                                                                --------                    --------

NONINTEREST INCOME
   Service charges                                                 2,295                       4,341
   Other income and fees                                           3,767                       3,415
                                                                --------                    --------
       Total noninterest income                                    6,062                       7,756
                                                                --------                    --------

NONINTEREST EXPENSE
   Salaries and benefits                                         135,047                     137,857
   Occupancy expense                                              12,616                      15,021
   Furniture and equipment expense                                 9,276                       7,545
   Federal insurance premium                                       6,688                       7,576
   Legal and accounting fees                                      41,000                      32,206
   Advertising and public relations                                7,657                       6,199
   Franchise, payroll and other taxes                             40,182                      37,115
   Stationery, printing and office expenses                       12,523                      12,686
   Service bureau expense                                         12,311                      13,559
   Other operating expenses                                       24,550                      30,826
                                                                --------                    --------
       Total noninterest expense                                 301,850                     300,590
                                                                --------                    --------

INCOME BEFORE INCOME TAXES                                        54,031                      97,027

PROVISION FOR INCOME TAXES                                        19,554                      36,111
                                                                --------                    --------

NET INCOME                                                      $ 34,477                    $ 60,916
                                                                ========                    ========

PER SHARE DATA
   Earnings per share
      Basic                                                      $   .07                     $   .11
                                                                 =======                     =======
      Diluted                                                    $   .07                     $   .10
                                                                 =======                     =======
   Average shares outstanding-basic                              503,362                     568,349
                                                                 =======                     =======
   Average shares outstanding-diluted                            520,994                     590,111
                                                                 =======                     =======


    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                       For the Six Months Ended June 30,
                                                                                           1999                  1998
                                                                                       -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                                          $    65,702           $   148,316
   Adjustments:
       Depreciation                                                                         19,730                18,434
       Investment accretion and amortization, net                                             (129)                  (56)
       ESOP and RRP amortization                                                            84,806                57,599
       Federal Home Loan Bank stock dividends                                              (13,000)              (12,600)
       Deferred federal income taxes                                                            --                   145
       Accrued interest receivable and other assets                                       (182,531)              (93,644)
       Accrued interest payable and other liabilities                                       30,377              (109,530)
                                                                                       -----------           -----------
              Net cash provided by operating activities                                      4,955                 8,664
                                                                                       -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Term deposits, net                                                                      300,000              (900,000)
   Proceeds from maturities of held to maturity securities                                      --             2,500,000
   Proceeds from redemptions of mortgage-backed certificates                               123,878                99,343
   Purchase of held to maturity securities                                              (3,197,498)                   --
   Net change in loans                                                                     483,735              (804,744)
   Acquisition of office properties and equipment                                          (21,190)               (9,882)
                                                                                       -----------           -----------
              Net cash provided by (used for) investing activities                      (2,311,075)              884,717
                                                                                       -----------           -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Payment of dividends                                                                    (66,346)              (58,352)
   Short-term borrowings, net                                                             (892,543)                   --
   Purchase of treasury stock                                                             (326,789)                   --
   Change in deposits, net                                                                 353,436              (322,583)
   Change in mortgage escrow funds, net                                                     (1,588)                1,098
   Purchase of RRP                                                                              --              (416,000)
                                                                                       -----------           -----------
              Net cash used for financing activities                                      (933,830)             (795,837)
                                                                                       -----------           -----------

              Change in cash and cash equivalents                                       (3,239,950)               97,544

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           5,699,772             3,177,832
                                                                                       -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 2,459,822           $ 3,275,376
                                                                                       ===========           ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
       Interest on deposits and borrowings                                             $   502,182           $   515,218
       Income taxes                                                                         73,418               164,578
   Loans transferred to real estate acquired in settlement                                      --                 9,887


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

NOTE 3 - RECENT ACCOUNTING STANDARDS

In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for the financial statement but requires an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the Statement of Financial Position. Under existing accounting standards, other comprehensive income shall be classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The provisions of SFAS No. 130 became effective for fiscal years beginning after December 15, 1997. The Company's equity securities classified as available for sale consist of Federal Home Loan Bank ("FHLB") stock and stock in the Company's data processing servicer and reflect no unrealized gain or loss due to their restricted nature. The adoption of SFAS No. 130 did not have a material impact on the disclosure requirements of the Company due to the absence of any items of comprehensive income.

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

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities" and SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998, and its adoption did not have a material impact on the Company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

At June 30, 1999, the Company's assets decreased by approximately $753,000, or 2.1%, to $34.7 million from $35.4 million at December 31, 1998. Total cash and cash equivalents decreased by $3.2 million to $2.5 million at June 30, 1999, from $5.7 million at December 31, 1998. This decrease represented the outflow of cash associated with the payment of dividends, principal payments of short-term borrowing and purchases of held to maturity securities and treasury stock.

Interest-bearing time deposits decreased by $300,000 to $2.8 million at June 30, 1999, from $3.1 million at December 31, 1998, as a net result of matured time deposits. Investment securities increased by approximately $3.1 million to $4.4 million at June 30, 1999, from $1.4 million at December 31, 1998. The increase reflected the purchase of held to maturity securities of $3.2 million in United States Government and Agency obligations offset by the principal reduction of $124,000 in mortgage-backed certificates.

Net loans receivable decreased $484,000 to $24.1 million at June 30, 1999, from $24.6 at December 31, 1998. The decrease was primarily attributable to a $405,000 decrease in consumer loans and a $213,000 decrease in one- to-four family residential mortgage loans which were offset by a $121,000 increase in construction loans.

Deposits increased $353,000, or 1.4%, from $25.4 million at December 31, 1998, to $25.8 million at June 30, 1999, as a result of the stability of deposit account interest rates at the Association, compared to a reduction in deposit interest rates for alternative investment products available. Short-term notes payable in the amount of $892,543 at December 31, 1998 were paid off as of June 30, 1999.

Shareholders' equity decreased $243,000, or 2.8%, to $8.5 million at June 30, 1999, compared to $8.7 million at December 31, 1998. The decrease was attributable to the use of $327,000 to repurchase shares for treasury and the issuance of dividends in the amount of $66,000. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and policies. The decrease in shareholders' equity was offset by net income of $66,000, the recognition of shares in the Employee Stock Ownership Plan (the "ESOP") amounting to $55,000 and the recognition of shares in the Recognition and Retention Plan (the "RRP") in the amount of $30,000.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

NET INCOME. Net income decreased $82,000, or 55.7%, from net income of $148,000 for the six months ended June 30, 1998, to net income of $66,000 for the same period in 1999. The decrease in net income was primarily the result of a decrease in net interest income of $108,000, or 13.7%, and an increase in non-interest expenses of $19,000, or 3.3%, offset by a decrease in the provision for income taxes of $46,000, or 54.4%.

NET INTEREST INCOME. Net interest income decreased $108,000, or 13.7%, from $794,000 for the six months ended June 30, 1998, to $686,000 for the six months ended June 30, 1999. The Company's net yield on interest-earning assets decreased from 4.42% for the six months ended June 30, 1998, to 4.10% for the same period in 1999. Interest and dividend income decreased $118,000, or 9.0%, from $1.3 million for the six months ended June 30, 1998, to $1.2 million for the six months ended June 30, 1999, while interest expense decreased $9,000, or 1.8%, from $515,000 for the 1998 period to $506,000 for the 1999 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $118,000, or 9.0% for the six months ended June 30, 1999, compared to the same period in 1998. Interest income on loans decreased $55,000, or 5.6%, from $976,000 for the six months ended June 30, 1998, to $921,000 for the six months ended June 30, 1999. The decrease in interest income on loans was primarily the result of a decline in higher interest earning consumer loans combined with an overall decrease in the average balance of loans in the amount of $619,000. Interest income on investments, including interest-bearing deposits, decreased $54,000 to $242,000, for the six months ended June 30, 1999, compared to $296,000 for the 1998 period. The decrease in interest income on investments was directly attributable to the $1.6 million decrease in the average balance of investments for the six months ended June 30, 1999, compared to the 1998 period. Interest income on mortgage-backed securities decreased $10,000 to $28,000 for the six months ended June 30, 1999, compared to $38,000 for the 1998 period. The decrease was the direct result of the $188,000 decrease in the average balance of mortgage-backed securities for the six months ended June 30, 1999, compared to the 1998 period.

INTEREST EXPENSE. Total interest expense decreased by $9,000, or 1.8%, from the 1998 period to the 1999 period. Interest expense on deposit accounts decreased $18,000, or 3.4%, from $515,000 for the six months ended June 30, 1998 to $497,000 for the six months ended June 30, 1999. The Association's cost of deposit funds decreased from 3.93% for the six months ended June 30, 1998, to 3.86% for the 1999 period, while average outstanding deposits declined $440,000, or 1.7%, from $26.2 million for the period ended June 30, 1998 to $25.8 million for the same period ended June 30, 1999. The decrease in the average balance of deposits was the result of customers electing not to renew maturing certificates of deposit at prevailing interest rates. This decrease was offset by an increase in interest expense on notes payable in the amount of $9,000. The interest was paid during the six months ended June 30, 1999 on the outstanding note payable balance existing at December 31, 1998. Interest expense on notes payable was not incurred during the six months ended June 30, 1998 since there were no borrowed funds during the period.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the six months ended June 30, 1999 and 1998. Management judges the adequacy of the allowance for loan losses and any additions to it based on maintaining a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at June 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income totaled $12,000 for the six months ended June 30, 1999 compared to $14,000 for the same period in 1998. The decline was due to a $2,000 decrease in service charges which was partially offset by a $670 increase in other income and fees.

NONINTEREST EXPENSE. Noninterest expenses increased $19,000, or 3.3%, from $575,000 for the six months ended June 30, 1998, to $594,000 for the 1999 period. The increase in noninterest expense was partly attributable to a $10,000 increase in salaries and benefits from the 1998 to the 1999 period resulting from the $15,000 increase in costs associated with RRP which was offset by a $3,000 decrease in costs associated with the ESOP. Legal and accounting fees increased $15,000, or 28.4%, from $53,000 for June 30, 1998 to $68,000 for June
30, 1999, due to expenses related to public filings.

INCOME TAXES. The provision for income taxes totaled $38,000 for the six months ended June 30, 1999, a decrease of $46,000, or 54.4%, from the $84,000 in the same 1998 period due to a decrease in pretax income.

Comparison of Operating Results for the Three Months Ended June 30, 1999 and
1998

NET INCOME. Net income decreased $27,000, or 43.4%, from net income of $61,000 for the three months ended June 30, 1998, to net income of $34,000 for the same period in 1999. The decrease in net income was primarily the result of a decrease in net interest income of $40,000, or 10.3%, which was partially offset by a decrease in the provision for income taxes of $17,000, or 45.9%.

NET INTEREST INCOME. Net interest income decreased $40,000, or 10.3%, from $390,000 for the three months ended June 30, 1998, to $350,000 for the three months ended June 30, 1999. The Company's net yield on interest-earning assets decreased from 4.36% for the three months ended June 30, 1998, to 4.18% for the same period in 1999. Interest and dividend income decreased $48,000, or 7.4%, from $648,000 for the three months ended June 30, 1998, to $600,000 for the three months ended June 30, 1999, while interest expense decreased $8,000, or 3.0%, from $258,000 for the 1998 period to $250,000 for the 1999 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $48,000, or 7.4%, for the three months ended June 30, 1999, compared to the same period in 1998. Interest income on loans decreased $33,000, or 6.8%, from $489,000 for the three months ended June 30, 1998, to $456,000 for the three months ended June 30, 1999. The decrease in interest income on loans was primarily the result of a decline in higher interest earning consumer loans combined with an overall decrease in the average balance of loans in the amount of $1.0 million. Interest income on investments, including interest-bearing deposits, decreased $10,000 to $131,000, for the three months ended June 30, 1999, compared to $141,000 for the 1998 period. The decrease in interest income on investments was directly attributable to the $1.0 million decrease in the average balance of investments for the three months ended June 30, 1999, compared to the 1998 period. Interest income on mortgage-backed securities decreased $5,000 to $13,000 for the three months ended June 30, 1999, compared to $18,000 for the 1998 period. The decrease was the direct result of the $190,000 decrease in the average balance of mortgage-backed securities for the three months ended June 30, 1999, compared to the 1998 period.

INTEREST EXPENSE. Total interest expense decreased by $8,000, or 3.0%, from the 1998 period to the 1999 period. The Association's cost of deposit funds decreased from 3.95% for the three months ended June 30, 1998, to 3.85% for the 1999 period, while average outstanding deposits declined $136,000, or .5%, from $26.1 million for the period ended June 30, 1998 to $26.0 million for the same period ended June 30, 1999. The decrease in the average balance of deposits was the result of customers electing not to renew maturing certificates of deposit at prevailing interest rates.

PROVISION FOR LOAN LOSSES. Based on management's evaluation of the adequacy of the loan loss allowance, no provisions for losses on loans were made for the three months ended June 30, 1999 and 1998.

NONINTEREST INCOME. Noninterest income totaled $6,000 for the three months ended June 30, 1999 compared to $8,000 for the same period in 1998.

NONINTEREST EXPENSE. Noninterest expenses increased $1,000, or .4%, from $301,000 for the three months ended June 30, 1998, to $302,000 for the 1999 period. The increase in noninterest expense was partly attributable to a $9,000 increase in legal and accounting fees from $32,000 for June 30, 1998 to $41,000 for June 30, 1999, due to expenses related to public filings. This increase was partially offset by a $6,000 decrease in other operating expenses from the 1998 to 1999 period.

INCOME TAXES. The provision for income taxes totaled $20,000 for the three months ended June 30, 1999, a decrease of $16,000, or 45.9%, from the $36,000 in the same 1998 period due to a decrease in pretax income.

YEAR 2000

Rapid and accurate data processing is essential to the Association's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Association has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers and electronic door locks). Based upon such evaluations, management has determined that the Association has Year 2000 risk in three areas: (1) the Association's own computers (2) the computers of others used by the Association's borrowers, and
(3) the computers of others who provide the Association with data processing.

ASSOCIATION'S OWN COMPUTERS. The Association has upgraded its computer system to eliminate the Year 2000 risk. The Association does not expect to have material additional costs to address this risk. The upgrade costs were approximately $17,000.

COMPUTERS OF OTHERS USED BY THE ASSOCIATION'S BORROWERS. The Association has evaluated most of their borrowers and does not believe the Year 2000 problem should, on an aggregate basis, impact their customer's ability to make payments to the Association. The Association believes that most of its residential borrowers are not dependent on their home computers for income and that none of its commercial borrowers are so large that a Year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Association. The Association does not expect any material costs to address this risk area.

COMPUTERS OF OTHERS WHO PROVIDE THE ASSOCIATION WITH DATA PROCESSING. This risk is primarily focused on one third-party service bureau that provides virtually all of the Association's data processing. This service bureau has advised the Association that it has completed the upgrades necessary for Year 2000 readiness. The service bureau has tested these upgrades and Year 2000 compliance has been successfully completed.

CONTINGENCY PLAN. The Association is monitoring its service bureau and is being provided with periodic updates on its status. If the Association's service bureau fails at any time, the Association will attempt to locate an alternative service bureau that is Year 2000 compliant. If the Association is unsuccessful, the Association will enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Association believes that it would be able to operate in this manner indefinitely, until its existing service bureau, or its replacement, is able to again provide data processing services. If very few financial institution service bureaus were operating in the Year 2000, the Association's replacement costs, assuming the Association could negotiate an agreement, could be material.

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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Cincinnati advances. At June 30, 1999, the Association's total borrowing capacity from the FHLB totaled approximately $7.7 million, of which there were no advances outstanding.

As of June 30, 1999, the Association has $1.2 million in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with the Office of Thrift Supervision (the "OTS") relations. At June 30, 1999, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At June 30, 1999, the Association's capital ratios were as follows:

                                                                              Association
                                                         Requirement             Actual
                                                         -----------          -----------
         Tangible capital                                   1.50%                18.24%
         Core capital                                       4.00%                18.24%
         Risk-based capital                                 8.00%                36.87%

Risk Elements

Nonperforming assets include nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. Once the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the financial condition of the borrower. There were no nonperforming assets outstanding as of June 30, 1999 and December 31, 1998.

Management believes the level of the allowance for loan losses at June 30, 1999, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         The Annual Meeting of Shareholders of Ohio State Financial Services, Inc., was held on April 21, 1999. The following are the votes cast on each matter presented to the shareholders:

         1. The election of directors for terms expiring in 2000:

                                                FOR            WITHHELD
                                                ---            --------
         John O. Costine                      509,693           15,100
         Anton M. Godez                       509,993           14,800
         Jon W. Letzkus                       509,993           14,800
         William E. Reline                    509,993           14,800
         Manuel C. Thomas                     506,793           18,000

         2. The approval of the amendments to the Ohio State Financial Services, Inc., 1998 Stock Option and Incentive Plan, to provide for the acceleration of the vesting of options following a change of control of OSFS or Bridgeport Savings and Loan Association and to reduce the vesting period of options from five years to three years:

         FOR                             AGAINST                              ABSTAIN                    NON-VOTES
         ---                             -------                              -------                    ---------
         461,233                         60,275                               2,435                      48,394

            3. The approval of the amendment to the Bridgeport Savings and Loan Association Recognition and Retention Plan and Trust Agreement to provide for the acceleration of the vesting of awards following a change of control of OSFS or Bridgeport Savings and Loan Association:

         FOR                             AGAINST                              ABSTAIN                    NON-VOTES
         ---                             -------                              -------                    ---------
         460,133                         60,875                               3,785                      47,544

            4. The ratification of the selection of S.R. Snodgrass, A.C., as the auditors of Ohio State Financial Services, Inc.:

         FOR                             AGAINST                              ABSTAIN                    NON-VOTES
         ---                             -------                              -------                    ---------
         493,443                         28,000                               2,500                      48,394

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OHIO STATE FINANCIAL SERVICES, INC.


                                       By: /s/ Jon W. Letzkus
Date: August 3 , 1999                      -------------------------------------
                                           Jon W. Letzkus
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                Signature                                  Title                                 Date
                ---------                                  -----                                 ----
/s/ Jon W. Letzkus
------------------
Jon W. Letzkus                                      President and CEO                       August 3, 1999

/s/ Michael P. Eddy
-------------------                                 Treasurer and
Michael P. Eddy                                     Chief Financial Officer                 August 3, 1999