Form 10QSB
period 1999-09-30
OHIO STATE FINANCIAL SERVICES INC
filed 1999-11-12
CIK 1039188

=============================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

     For the transition period from             to
                                   -------------  ------------


                      Commission File Number 0-29649

                     Ohio State Financial Services, Inc.
            (Exact name of registrant as specified in its charter)

OHIO                                                               31-1529204
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                   435 Main Street, Bridgeport, OH 43912
                  (Address of principal executive offices)

                                (740) 635-0764
                           (Registrant's telephone
                         number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 2, 1999, the latest practicable date, 572,337 shares of the registrant's common stock, without par value, were issued and outstanding.
=============================================================================

2
                       OHIO STATE FINANCIAL SERVICES, INC.
                                       INDEX

                                                                        Page
                                                                       Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statement of Financial Condition (Unaudited)
           as of September 30, 1999 and December 31, 1998                3

           Consolidated Statement of Operations (Unaudited)
           for the Nine Months ended September 30, 1999 and 1998         4

           Consolidated Statement of Operations (Unaudited)
           for the Three Months ended September 30, 1999 and 1998        5

           Consolidated Statement of Cash Flows (Unaudited)
           for the Nine Months ended September 30, 1999 and 1998         6

           Notes to Unaudited Consolidated Financial Statements        7 -  8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9 - 13

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                            14

  Item 2.  Changes in Securities                                        14

  Item 3.  Default Upon Senior Securities                               14

  Item 4.  Submissions of Matters to a Vote of Security Holders         14

  Item 5.  Other Information                                            15

  Item 6.  Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                              16

3
                     OHIO STATE FINANCIAL SERVICES, INC.
           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION (UNAUDITED)

                                                 September 30,  December 31,
                                                      1999          1998
                                                 ------------   ------------
ASSETS
Cash and cash equivalents:
 Cash and amounts due from banks                 $    596,613   $    907,682
Interest-bearing deposits with other institutions   3,070,941      4,792,090
                                                 ------------   ------------
     Total cash and cash equivalents                3,667,554      5,699,772

Interest bearing time deposits                      1,500,000      3,100,000

Investment securities:
 Available for sale (cost approximates fair value)    408,500        388,500
 Held to maturity (market value of $3,599,040 at
  9/30/99; and $1,018,809 at 12/31/98)              3,716,696        967,117
Loans receivable, net                              24,323,962     24,594,506

Office properties and equipment, net                  458,278        466,335
Accrued interest receivable, loans and investments
 (net of reserve for uncollected interest of $-0-
 at 9/30/99; and $-0- at 12/31/98)                    147,217        157,227
Other assets                                          188,331         63,262
                                                 ------------   ------------
     TOTAL ASSETS                                $ 34,410,538   $ 35,436,719
                                                 ============   ============

LIABILITIES
Deposit accounts                                 $ 25,508,615   $ 25,450,404
Short-term notes payable                                   -         892,543
Advances by borrowers for taxes and insurance         103,742        182,061
Accrued interest payable and other liabilities        189,303        137,798
Deferred federal income taxes                          72,264         72,264
                                                 ------------   ------------
     TOTAL LIABILITIES                             25,873,924     26,735,070
                                                 ------------   ------------

STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized,
 no par or stated value; 634,168 shares issued             -              -
Additional paid in capital                          5,948,634      5,947,185
Treasury stock (61,831 shares at cost as of
 9/30/99 and 35,708 shares at cost as of 12/31/98)   (821,072)      (494,283)
Unearned Employee Stock Ownership Plan
 shares (ESOP)                                       (451,633)      (536,735)
Unearned Recognition and Retention Plan shares
 (RRP)                                               (324,208)      (371,859)
Retained earnings - substantially restricted        4,184,893      4,157,341
                                                 ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                     8,536,614      8,701,649
                                                 ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 34,410,538   $ 35,436,719
                                                 ============   ============

  See accompanying notes to the unaudited consolidated financial statements

4
                       OHIO STATE FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                              Nine Months Ended September 30,
                                                     1999          1998
                                                 -----------   -----------
INTEREST AND DIVIDEND INCOME
Loans                                            $ 1,376,943   $ 1,471,221
Mortgage-backed securities                            40,790        53,709
Interest-bearing deposits and
 investment securities                               348,590       415,871
Dividends on Federal Home Loan Bank stock             20,140        19,213
                                                 -----------   -----------
     Total interest and dividend income            1,786,463     1,960,014
                                                 -----------   -----------
INTEREST EXPENSE
Savings deposits                                     746,848       774,032
Federal Home Loan Bank advances and notes payable      8,539            -
                                                 -----------   -----------
     Total interest expense                          755,387       774,032
                                                 -----------   -----------
     NET INTEREST INCOME                           1,031,076     1,185,982

PROVISION FOR LOAN LOSSES                                 -         11,191
                                                 -----------   -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                   1,031,076     1,174,791
                                                 -----------   -----------
NONINTEREST INCOME
Service charges                                        6,208         9,874
Gain on sale of other real estate                         -         12,108
Other income and fees                                 13,027        11,587
                                                 -----------   -----------
     Total noninterest income                         19,235        33,569
                                                 -----------   -----------
NONINTEREST EXPENSE
Salaries and benefits                                400,460       388,291
Occupancy expense                                     41,001        46,341
Furniture and equipment expense                       24,068        21,078
Federal insurance premium                             20,085        22,601
Legal and accounting fees                             82,841        80,047
Advertising and public relations                      22,885        25,248
Franchise, payroll and other taxes                   116,811       114,367
Stationery, printing and office expenses              40,802        37,285
Service bureau expense                                43,263        45,739
Other operating expenses                              72,344        90,237
                                                 -----------   -----------
     Total noninterest expense                       864,560       871,234
                                                 -----------   -----------
INCOME BEFORE INCOME TAXES                           185,751       337,126

PROVISION FOR INCOME TAXES                            65,708       121,840
                                                 -----------   -----------
     NET INCOME                                  $   120,043   $   215,286
                                                 ===========   ===========
PER SHARE DATA
Earnings per share
  Basic                                            $     .24     $     .38
                                                   =========     =========
  Diluted                                          $     .23     $     .37
                                                   =========     =========
Average shares outstanding-basic                     508,194       572,378
                                                   =========     =========
Average shares outstanding-diluted                   525,736       586,514
                                                   =========     =========

  See accompanying notes to the unaudited consolidated financial statements

5
                       OHIO STATE FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                             Three Months Ended September 30,
                                                     1999          1998
                                                 -----------   -----------
INTEREST AND DIVIDEND INCOME
Loans                                            $   455,697   $   495,704
Mortgage-backed securities                            12,352        16,114
Interest-bearing deposits and
 investment securities                               119,300       132,032
Dividends on Federal Home Loan Bank stock              7,063         6,590
                                                 -----------   -----------
     Total interest and dividend income              594,412       650,440
                                                 -----------   -----------
INTEREST EXPENSE
Savings deposits                                     249,258       258,814

NET INTEREST INCOME                                  345,154       391,626
                                                 -----------   -----------
PROVISION FOR LOAN LOSSES                                 -         11,191

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                     345,154       380,435
                                                 -----------   -----------
NONINTEREST INCOME
Service charges                                        2,160         3,835
Gain on sale of other real estate                         -         12,108
Other income and fees                                  4,879         4,109
                                                 -----------   -----------
     Total noninterest income                          7,039        20,052
                                                 -----------   -----------
NONINTEREST EXPENSE
Salaries and benefits                                134,650       132,054
Occupancy expense                                     13,529        15,514
Furniture and equipment expense                        7,892         8,727
Federal insurance premium                              6,567         7,010
Legal and accounting fees                             14,597        26,915
Advertising and public relations                       6,059         8,791
Franchise, payroll and other taxes                    37,173        37,084
Stationery, printing and office expenses              12,841        12,111
Service bureau expense                                14,300        18,235
Other operating expenses                              22,935        29,517
                                                 -----------   -----------
     Total noninterest expense                       270,543       295,958
                                                 -----------   -----------
INCOME BEFORE INCOME TAXES                            81,650       104,529

PROVISION FOR INCOME TAXES                            27,309        37,560
                                                 -----------   -----------
     NET INCOME                                  $    54,341   $    66,969
                                                 ===========   ===========

PER SHARE DATA
Earnings per share
   Basic                                           $     .11     $     .12
                                                   =========     =========
   Diluted                                         $     .10     $     .11
                                                   =========     =========
Average shares outstanding-basic                     506,678       564,508
                                                   =========     =========
Average shares outstanding-diluted                   523,216       585,151
                                                   =========     =========

  See accompanying notes to the unaudited consolidated financial statements

6
                      OHIO STATE FINANCIAL SERVICES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                              Nine Months Ended September 30,
                                                     1999          1998
                                                 -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                       $   120,043   $   215,286
Adjustments:
  Depreciation                                        29,247        27,950
  Investment accretion and amortization, net            (159)         (271)
ESOP and RRP amortization                            134,202        96,898
Federal Home Loan Bank stock dividends               (20,000)      (19,100)
Deferred federal income taxes                             -         (3,455)
Gain on the sale of real estate owned                     -        (12,108)
Accrued interest receivable and other assets        (115,059)     (123,340)
Accrued interest payable and other liabilities        51,505       (23,037)
                                                 -----------   -----------
     Net cash provided by operating activities       199,779       158,823
                                                 -----------   -----------
CASH FLOW FROM INVESTING ACTIVITIES
Term deposits, net                                 1,600,000      (700,000)
Proceeds from maturities of held
 to maturity securities                                   -      3,000,000
Proceeds from redemptions of
 mortgage-backed certificates                        148,129       167,318
Purchase of held to maturity securities           (2,897,549)           -
Net change in loans                                  270,544      (871,449)
Proceeds from sale of other real estate                   -         62,995
Acquisition of office properties and equipment       (21,190)      (17,281)
                                                 -----------   -----------
     Net cash provided by (used for)
      investing activities                          (900,066)    1,641,583
                                                 -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES
Payment of dividends                                 (92,491)      (87,528)
Short-term borrowings, net                          (892,543)      192,543
Purchase of treasury stock                          (326,789)       (6,820)
Change in deposits, net                               58,211      (889,589)
Change in mortgage escrow funds, net                 (78,319)      (58,030)
Purchase of RRP                                           -       (416,000)
                                                 -----------   -----------
     Net cash used for financing activities       (1,331,931)   (1,265,424)
                                                 -----------   -----------
     Change in cash and cash equivalents          (2,032,218)      534,982

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     5,699,772     3,177,832
                                                 -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 3,667,554   $ 3,712,814
                                                 ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest on deposits and borrowings           $   753,653   $   772,092
   Income taxes                                      114,118       208,178
   Loans transferred to real estate
    acquired in settlement                                -         50,887
   Treasury stock pending settlement                      -        433,011

  See accompanying notes to the unaudited consolidated financial statements

7
                     OHIO STATE FINANCIAL SERVICES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Ohio State Financial Services, Inc. (the Company"), include its wholly-owned subsidiary, Bridgeport Savings and Loan Association (the "Association"). All significant inter-company balances and transactions have been eliminated.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. The FASB has also issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of SFAS No. 133. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company.

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

9
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 1999 and December 31, 1998
-----------------------------------------------------------------------------
At September 30, 1999, the Company's assets decreased by approximately $1.0 million, or 2.9%, to $34.4 million from $35.4 million at December 31, 1998. Total cash and cash equivalents decreased by $2.0 million to $3.7 million at September 30, 1999, from $5.7 million at December 31, 1998. This decrease represented the outflow of cash associated with the payment of dividends, principal payments of short-term borrowing and purchases of held to maturity securities and treasury stock offset by the inflow of cash associated with the net maturity of term deposits, proceeds from the redemption of mortgage-backed securities, and the net decrease in loans receivable.

Interest-bearing time deposits decreased by $1.6 million to $1.5 million at September 30, 1999, from $3.1 million at December 31, 1998, as a net result of matured time deposits. Investment securities increased by approximately $2.7 million to $4.1 million at September 30, 1999, from $1.4 million at December 31, 1998. The increase reflected the purchase of held to maturity securities of $2.9 million in United States Government and Agency obligations offset by the principal reduction of $148,000 in mortgage-backed certificates.

Net loans receivable decreased $271,000 to $24.3 million at September 30, 1999, from $24.6 at December 31, 1998. The decrease was primarily attributable to a $594,000 decrease in consumer loans offset by a $333,000 increase in one- to-four family residential mortgage loans.

Deposits increased $58,000, or .2%, from $25.4 million at December 31, 1998, to $25.5 million at September 30, 1999, as a result of the stability of deposit account interest rates at the Association, compared to a reduction in deposit interest rates for alternative investment products available. Short-term notes payable in the amount of $892,543 at December 31, 1998 were paid off as of September 30, 1999.

Shareholders' equity decreased $165,000, or 1.9%, to $8.5 million at September 30, 1999, compared to $8.7 million at December31, 1998. The decrease was attributable to the use of $327,000 to repurchase shares for treasury and the issuance of dividends in the amount of $92,000. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and
policies.   The decrease in shareholders' equity was offset by net income of
$120,000, the recognition of shares in the Employee Stock Ownership Plan (the "ESOP") amounting to $87,000 and the recognition of shares in the Recognition and Retention Plan (the "RRP") in the amount of $48,000.

Comparison of Operating Results for the Nine Months Ended
---------------------------------------------------------
September 30, 1999 and 1998
---------------------------
NET INCOME. Net income decreased $95,000, or 44.2%, from net income of $215,000 for the nine months ended September 30, 1998, to net income of $120,000 for the same period in 1999. The decrease in net income was primarily the result of a decrease in net interest income of $155,000, or 13.1%, and a decrease in non-interest income of $14,000, or 42.7%, offset by a decrease in non-interest expenses of $7,000, or .8%, a decrease in the provision for income taxes of $56,000, or 46.1%, and a decrease in the provision for loan losses in the amount of $11,000.

NET INTEREST INCOME. Net interest income decreased $155,000, or 13.1%, from $1,186,000 for the nine months ended September 30, 1998, to $1,031,000 for the
nine months ended September 30, 1999.   The Company's net yield on
interest-earning assets decreased from 4.51% for the nine months ended September 30, 1998, to 4.12% for the same period in 1999. Interest and dividend income decreased $174,000, or 8.9%, from $2.0 million for the nine months ended September 30, 1998, to $1.8 million for the nine months ended September 30, 1999, while interest expense decreased $19,000, or 2.4%, from $774,000 for the 1998 period to $755,000 for the 1999 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $174,000, or 8.9%, for the nine months ended September 30, 1999, compared to the same period in 1998. Interest income on loans decreased $94,000, or 6.4%, from $1,471,000 for the nine months ended September 30, 1998, to $1,377,000 for the nine months ended September 30, 1999. The decrease in interest income on loans was primarily the result of a decline in higher interest earning consumer loans combined with an overall decrease in the average balance of loans in the amount of $804,000. Interest income on investments, including interest-bearing deposits, decreased $67,000 to $349,000, for the nine months ended September 30, 1999, compared to $416,000 for the 1998 period. The decrease in interest income on investments was directly attributable to the $828,000 decrease in the average balance of investments for the nine months ended September 30, 1999, compared to the 1998 period. Interest income on mortgage-backed securities decreased $13,000 to $41,000 for the nine months ended September 30, 1999, compared to $54,000 for the 1998 period. The decrease was the direct result of the $180,000 decrease in the average balance of mortgage-backed securities for the nine months ended September 30, 1999, compared to the 1998 period.

INTEREST EXPENSE. Total interest expense decreased by $19,000, or 2.4%, from the 1998 period to the 1999 period. Interest expense on deposit accounts decreased $27,000, or 3.5%, from $774,000 for the nine months ended September 30, 1998 to $747,000 for the nine months ended September 30, 1999. The Association's cost of deposit funds decreased from 3.98% for the nine months ended September 30, 1998, to 3.87% for the 1999 period, while average outstanding deposits declined $157,000, or .6%, from $25.9 million for the period ended September 30, 1998 to $25.7 million for the same period ended September 30, 1999. The decrease in the average balance of deposits was the result of customers electing not to renew maturing certificates of deposit at prevailing interest rates. This decrease was offset by an increase in interest expense on notes payable in the amount of $9,000. The interest was paid during the nine months ended September 30, 1999 on the outstanding note payable balance existing at December 31, 1998. Interest expense on notes payable was not incurred during the nine months ended September 30, 1998 since there were no borrowed funds during the period.

PROVISION FOR LOAN LOSSES. No provision for losses on loans was made for the nine months ended September 30, 1999. The provision for losses on loans for the nine months ended September 30, 1998 was $11,000 in order to replenish the reserve for loan losses to a level management believed adequate after charge-offs. Management judges the adequacy of the allowance for loan losses and any additions to it based on maintaining a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at September 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME.   Noninterest income totaled $19,000 for the nine months
ended September 30, 1999 compared to $34,000 for the same period in 1998. The decline was due to a $12,000 gain on the sale of other real estate during the nine months ended September 30, 1998 which did not occur in the 1999 period.

NONINTEREST EXPENSE. Noninterest expenses decreased $7,000, or .8%, from $871,000 for the nine months ended September 30, 1998, to $865,000 for the 1999 period. The decrease in noninterest expense was attributable to a decrease in other operating expenses of $18,000 from $90,000 for the nine months ended September 30, 1998 to $72,000 for the same period in 1999. The decrease was the result of a decrease in conference expenses and other miscellaneous expenses. This decrease was offset by a $12,000 increase in salaries and benefits from the 1998 to the 1999 period.

INCOME TAXES. The provision for income taxes totaled $66,000 for the nine months ended September 30, 1999, a decrease of $56,000, or 46.1%, from the $122,000 in the same 1998 period due to a decrease in pretax income.

Comparison of Operating Results for the Three Months Ended
----------------------------------------------------------
September 30, 1999 and 1998
---------------------------
NET INCOME. Net income decreased $13,000, or 18.9%, from net income of $67,000 for the three months ended September 30, 1998, to net income of $54,000 for the same period in 1999. The decrease in net income was primarily the result of a decrease in net interest income of $47,000, or 11.9%, and a decrease in non-interest income of $13,000, or 64.9%, offset by a decrease in non-interest expenses of $25,000, or 8.6%, a decrease in the provision for income taxes of $10,000, or 27.3%, and a decrease in the provision for loan losses in the amount of $11,000.

NET INTEREST INCOME. Net interest income decreased $47,000, or 11.9%, from $392,000 for the three months ended September 30, 1998, to $345,000 for the
three months ended September 30, 1999.   The Company's net yield on
interest-earning assets decreased from 4.48% for the three months ended September 30, 1998, to 4.17% for the same period in 1999. Interest and dividend income decreased $56,000, or 8.6%, from $650,000 for the three months ended September 30, 1998, to $594,000 for the three months ended September 30, 1999, while interest expense decreased $10,000, or 3.7%, from $259,000 for the 1998 period to $249,000 for the 1999 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $56,000, or 8.6%, for the three months ended September 30, 1999, compared to the same period in 1998. Interest income on loans decreased $40,000, or 8.1%, from $496,000 for the three months ended September 30, 1998, to $456,000 for the three months ended September 30, 1999. The decrease in interest income on loans was primarily the result of a decline in higher interest earning consumer loans combined with an overall decrease in the average balance of loans in the amount of $778,000. Interest income on investments, including interest-bearing deposits, decreased $13,000 to $119,000, for the three months ended September 30, 1999, compared to $132,000 for the 1998 period. The decrease in interest income on investments was directly attributable to the $1.1 million decrease in the average balance of investments for the three
months ended September 30, 1999, compared to the 1998 period.   Interest
income on mortgage-backed securities decreased $4,000 to $12,000 for the three months ended September 30, 1999, compared to $16,000 for the 1998 period. The decrease was the direct result of the $172,000 decrease in the average balance of mortgage-backed securities for the three months ended September 30, 1999, compared to the 1998 period.

INTEREST EXPENSE. Total interest expense decreased by $10,000, or 3.7%, from the 1998 period to the 1999 period. The Association's cost of deposit funds decreased from 4.00% for the three months ended September 30, 1998, to 3.88% for the 1999 period. The decrease in interest expense was the result of customers electing not to renew maturing certificates of deposit at prevailing interest rates.

PROVISION FOR LOAN LOSSES. Based on management's evaluation of the adequacy of the loan loss allowance, no provision for losses on loans was made for the three months ended September 30, 1999. The provision for losses on loans for the three months ended September 30, 1998 was $11,000 in order to replenish the reserve for loan losses to a level management believed adequate after charge-offs.

NONINTEREST INCOME. Noninterest income totaled $7,000 for the three months ended September 30, 1999 compared to $20,000 for the same period in 1998. The decline was due to a $12,000 gain on the sale of other real estate during the three months ended September 30, 1998 which did not occur in the 1999 period.

NONINTEREST EXPENSE. Noninterest expenses decreased $25,000, or 8.6%, from $296,000 for the three months ended September 30, 1998, to $271,000 for the 1999 period. The decrease in noninterest expense was partly attributable to a $12,000 decrease in legal and accounting fees from $27,000 for September 30, 1998 to $15,000 for September 30, 1999, due to a reduction in expenses related to public filings. Other operating expenses also decreased by $7,000 from the 1998 to 1999 period.

INCOME TAXES. The provision for income taxes totaled $27,000 for the three months ended September 30, 1999, a decrease of $11,000, or 27.3%, from the $38,000 in the same 1998 period due to a decrease in pretax income.

Year 2000
---------
Rapid and accurate data processing is essential to the Association's operations. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the Year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency, and other data. The Association has been evaluating both information technology (computer systems) and non-information technology systems (e.g., vault timers and electronic door locks). Based upon such evaluations, management has determined that the Association has Year 2000 risk in three areas: (1) the Association's own computers (2) the computers of others used by the Association's borrowers, and (3) the computers of others who provide the Association with data processing.

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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Cincinnati advances. At September 30, 1999, the Association's total borrowing capacity from the FHLB totaled approximately $7.9 million, of which there were no advances outstanding.

As of September 30, 1999, the Association has $322,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with the Office of Thrift Supervision (the "OTS") relations. At September 30, 1999, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At September 30, 1999, the Association's capital ratios were as follows:

                                                         Association
                                          Requirement       Actual
                                          -----------       ------
   Tangible capital                          1.50%          18.58%
   Core capital                              4.00%          18.58%
   Risk-based capital                        8.00%          37.26%

Risk Elements
-------------
Nonperforming assets include nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. Once the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the financial condition of the borrower. There were no nonperforming assets outstanding as of September 30, 1999 and December 31, 1998.

Management believes the level of the allowance for loan losses at September 30, 1999, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

     NONE

Item 2 - Changes in securities

     NONE

Item 3 - Defaults upon senior securities

     NONE

Item 4 - Submission of matters to a vote of security holders

     NONE

Item 5 - Other information

     NONE

Item 6 - Exhibits and reports on Form 8-K

     Financial Data Schedule

16
                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OHIO STATE FINANCIAL SERVICES, INC.


Date: November 2 , 1999             By: /s/ Jon W. Letzkus
                                        -------------------------------------
                                        Jon W. Letzkus
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


            Signature                Title                     Date
            ---------                -----                     ----

/s/ Jon W. Letzkus
--------------------------
Jon W. Letzkus                 President and CEO          November 2, 1999


/s/ Michael P. Eddy
--------------------------
Michael P. Eddy                Treasurer and
                               Chief Financial Officer    November 2, 1999