Form 10KSB40
period 1999-12-31
OHIO STATE FINANCIAL SERVICES INC
filed 2000-03-30
CIK 1039188

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to __________________

                        Commission File Number 000-23109

                       OHIO STATE FINANCIAL SERVICES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Ohio                                           31-1529204
-------------------------------                     -----------------------
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

      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, without par value
                        --------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:  $2.4 million.

Based on the average of the bid and asked prices quoted by the OTC Bulletin Board as of March 10, 2000, the aggregate market value of the common shares of the issuer held by non-affiliates of the issuer, on that date, was $3.7 million.

At March 10, 2000, there were 543,720 common shares of the issuer outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part II of Form 10-KSB: Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999, in Exhibit 13.

Part III of Form 10-KSB: Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders, in Exhibit 20.

Transitional Small Business Disclosure Format   Yes [ ]  No [X]

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         Ohio State Financial Services, Inc. ("OSFS") is a unitary savings and loan holding company organized under Ohio law in March 1997. On September 26, 1997, OSFS acquired all of the common shares issued by Bridgeport Savings and Loan Association, a savings and loan association organized under Ohio law (the "Association"), upon the conversion of the Association from mutual to stock form (the "Conversion"). The activities of OSFS have been limited primarily to holding the common shares of the Association. Consequently, the following discussion focuses primarily on the business of the Association.

         As a savings and loan holding company, OSFS is subject to regulation, supervision, and examination by the Office of Thrift Supervision (the "OTS"), the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), and the Federal Deposit Insurance Corporation (the "FDIC"). The Association is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and the deposits of the Association are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF").

         The Association conducts business from its main office located in Bridgeport, Ohio, and from one full-service branch located in Shadyside, Ohio. The principal business of the Association is the origination of permanent mortgage loans on one- to four-family residential real estate located in the Association's primary market area, which consists of Belmont County, Ohio, and Ohio and Marshall Counties, West Virginia. The Association also originates a limited number of loans for the construction of one- to four-family residences and permanent mortgage loans secured by nonresidential real estate in its market area. In addition to real estate lending, the Association originates secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, and mortgage-backed securities. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, and maturities of investment securities.

         Interest on loans and investments is the Association's primary source of income. The Association's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of the Association, which is the difference between interest income earned on loans, mortgage-backed securities, and other investments and interest paid on deposits. Like most thrift institutions, the Association's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

LENDING ACTIVITIES

         GENERAL. The Association's principal lending activity is the origination of conventional fixed-rate real estate loans secured by one- to four-family residences located in the Association's primary market area. Although the Association currently originates loans for its portfolio and not with the intention of selling such loans in the secondary market, fixed-rate loans are generally underwritten according to secondary market guidelines. In addition to real estate lending, the Association originates consumer loans, including loans secured by deposit accounts, automobile loans, and unsecured loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the Association's loan portfolio at the dates indicated:

                                                                    At December 31,
                                 --------------------------------------------------------------------------------------
                                           1999                           1998                          1997
                                 --------------------------     --------------------------    -------------------------
                                               Percent of                     Percent of                   Percent of
                                   Amount     total loans         Amount     total loans        Amount     total loans
                                   ------     -----------         ------     -----------        ------     -----------
                                                                 (Dollars in thousands)
Real estate loans:
   One- to four-family           $ 21,766        87.55%          $   20,238     80.60%      $    19,754      80.33%
   Nonresidential                     704         2.83                  585      2.33               572       2.33
   Land                                 5          .02                    1      0.01                18       0.07
   Construction                       993         3.99                  708      2.82               124       0.50
Consumer loans:
   Automobiles                      1,070         4.30                1,315      5.24             1,721       7.00
   Savings accounts                   193          .78                  355      1.41               370       1.51
   Other                           112.45          .45                1,870      7.45             1,962       7.98
Commercial loans                       19          .08                   36      0.14                69        .28
                                 ---------    --------           ----------    -------      -----------    -------
       Total loans                 24,862       100.00%              25,108    100.00%           24,590     100.00%
                                                ======                         =======                     =======
Less:
   Loans in process                   595                               367                          36
   Deferred loan fees                 (15)                                5                          36
   Allowance for loan losses          141                               141                         141
                                 --------                         ---------                  ----------
       Total loans, net          $ 24,141                         $  24,595                  $   24,377
                                 ========                         =========                  ==========

         LOAN MATURITY. The following table sets forth certain information as of December 31, 1999, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Association in its portfolio generally include due-on-sale clauses that provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Association's consent. The table does not include the effects of possible prepayments.

                               During       Due 1-3        Due 3-5        Due 5-10       Due 10-20      Due over
                              the year       years          years          years          years         20 years
                               ending        after          after          after          after          after
                              12/31/00      12/31/00       12/31/00       12/31/00       12/31/00       12/31/00        Total
                              --------      --------       --------       --------       ---------      --------        -----
                                                           (Dollars in thousands)
Real estate loans:
   One- to four-family           $205           $163           $806         $6,171        $11,294         $3,127        $21,766
   Nonresidential                  --             16             90            207            391             --            704
   Land                            --              5             --             --             --             --              5
   Construction                    --             --             --             --            797            196            993
Consumer loans                    256            455            590             74             --             --          1,375
Commercial loans                   15              4             --             --             --             --             19
                              -------        -------        -------        -------        -------        -------        -------

       Total                     $476           $643         $1,486         $6,452        $12,482         $3,323        $24,862
                              =======        =======        =======        =======        =======        =======        =======

         The following table sets forth the dollar amounts of all loans contractually due after December 31, 2000, and shows the amount of such loans which have fixed interest rates and which have floating or adjustable interest rates:

                               Fixed        Adjustable
                               rates          rates          Total
                              -------       ----------      -------
                                          (In thousands)
Real estate loans:
   One- to four-family        $19,590         $1,971        $21,561
   Nonresidential                 704             --            704
   Land                             5             --              5
   Construction                   993             --            993
Consumer loans                  1,119             --          1,119
Commercial loans                    4             --              4
                              -------        -------        -------
       Total                  $22,415         $1,971        $24,386
                              =======        =======        =======

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Association is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located within the Association's primary market area. At December 31, 1999, the Association's one- to four-family residential real estate loans totaled approximately $21.8 million, or 87.55% of total loans.

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

         The Association currently offers fixed-rate loans with terms of up to 25 years, although most loans are originated with terms of 15 years. The Association does offer adjustable-rate mortgage loans ("ARMs") for terms of up to 25 years, but has originated very few ARMs since 1990. The maximum interest rate adjustment period on the ARMs is five years, but can be any number of years less than five. The interest rate adjustments on ARMs presently offered by the Association are indexed to the quarterly National Average Cost of Funds to SAIF-Insured Institutions. Rate adjustments are computed by adding a stated margin, typically 2%, to the index, with a maximum adjustment of 5% over the term of the loan.

         The Association has purchased interests in loans from other Ohio financial institutions at times when there was low loan demand in the Association's primary market area. Such purchases consist of fixed-rate loans which meet the Association's underwriting standards. The Association's loan portfolio includes two participation interests in several single-family loans secured by properties located in Columbus, Ohio. At December 31, 1999, the outstanding balance of participation loans purchased, which is included in the one- to four-family loans, was $2.5 million, or 10.0% of the Association's total loan portfolio.

         LOANS SECURED BY MULTIFAMILY RESIDENCES. The Association occasionally originates loans secured by multifamily properties, which contain more than four units. Multifamily loans are offered with fixed rates of interest for terms of up to 25 years and have LTVs of up to 75%. The Association had no multifamily loans in its portfolio at December 31, 1999.

         NONRESIDENTIAL REAL ESTATE. The Association originates a limited number of loans for the purchase of nonresidential real estate. The Association's nonresidential real estate loans have fixed rates, terms of up to 25 years, and LTVs of up to 80%. Among the properties securing nonresidential real estate loans are two churches and a funeral home which are located in the Association's primary market area.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Association has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property, and the appraisals supporting the property's valuation.

         At December 31, 1999, approximately $704,000, or 2.83% of the Association's total loans, were secured by mortgages on nonresidential real estate.

         LAND LOANS. The Association also originates a limited number of loans secured by single-family land lots. The Association's land loans are generally three year amortizing loans and require an LTV of 75% or less. At December 31, 1999, the Association had one land loan of approximately $5,000, or .02% of the Association's total loans.

         CONSTRUCTION LOANS. The Association originates a limited number of loans for the construction of single-family residential real estate. Construction loans are structured as permanent loans with fixed rates of interest and terms of up to 25 years. During the first six months, while the residence is being constructed, the borrower is required to pay interest only. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the owner's equity. At December 31, 1999, the Association had approximately $993,000, or 3.99% of its total loans, invested in construction loans.

         CONSUMER LOANS. The Association originates various types of consumer loans, including home improvement loans, secured by savings accounts and motor vehicles and unsecured loans. Consumer loans are made at fixed rates of interest. Consumer loans secured by a deposit or savings account are made at an interest rate that is 2% above the rate paid on the underlying deposit account. Automobile loans are originated with terms of up to six years for new automobiles and up to three years for used automobiles. All automobile loans are originated directly by the Association.

         The Association also makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 80% of the estimated value of the real estate. Home equity loans are secured by real estate. The Association does not offer home equity loans with a line-of-credit feature.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although the Association has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

         At December 31, 1999, the Association had approximately $1.4 million, or 5.53% of its total loans, invested in consumer loans.

         COMMERCIAL LOANS. The Association has occasionally made commercial loans to businesses in its primary market area. At December 31, 1999, the Association had approximately $19,000, or .08% of total loans, invested in six commercial loans, which were made to local businesses. Five of the loans are secured by company vehicles and one loan is unsecured.

         LOAN SOLICITATION AND PROCESSING. Loan originations are generally obtained from existing customers and members of the local community and from referrals from real estate brokers, lawyers, accountants, and current and former customers. The Association also advertises in the local print media and periodically advertises on radio and television.

         In underwriting real estate loans, the Association typically obtains a credit report, verification of employment, and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by a certified fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Association's underwriting guidelines which are established annually by the Board of Directors. The President of the Association has authority to approve loans of less than $100,000. Loans for amounts greater than $100,000 must be approved by the full Board of Directors of the Association, which meets twice a month.

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

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any. The President of the Association has authority to approve secured consumer loans of up to $50,000, and unsecured consumer loans of up to $25,000. The Assistant Vice President and the Loan Manager of the Association each have the authority to approve applications for secured consumer loans up to $25,000 and for unsecured loans up to $10,000 and $2,000, respectively.

         LOAN ORIGINATIONS AND PARTICIPATIONS. Currently, the Association is originating fixed-rate loans for its portfolio and not with the intention of selling such loans in the secondary market. The Association occasionally purchases participation interests in fixed-rate loans originated by other financial institutions which meet the Association's underwriting standards. Typically, the Association purchases a 90% interest in the loan, with the seller retaining a 10% interest and the servicing of the loan. At December 31, 1999, the outstanding balance of participation loans purchased, which is included in the one- to four-family loans, was $2.5 million, or 10.00% of the Association's total loan portfolio. The Association has not purchased any loan participations since 1995 See "Loans Secured by One- to Four-Family Real Estate."

         The following table presents the Association's total loan origination, participation, and repayment activity for the periods indicated:

                                                       Year Ended December 31,
                                              ------------------------------------------
                                                1999             1998             1997
                                              --------         --------         --------
                                                        (Dollars in thousands)
Total gross loans receivable at
   beginning of period                         $25,108          $24,590          $25,138
                                              --------         --------         --------

Loans originated:
   Real estate:
     One- to four-family                         1,999            2,342            2,588
     Nonresidential                                200               10              210
     Construction                                  795              734               --
   Consumer                                      1,481            1,369            2,454
   Commercial                                       15               --               --
                                              --------         --------         --------
       Total loans originated                    4,490            4,455            5,252

Loan participations:
   One- to four-family                              --               --               --

Loan principal repayments                       (4,736)          (3,824)          (5,786)
Charge-offs                                         --              (42)              --
Foreclosures                                        --              (71)             (14)
                                              --------         --------         --------
       Net loan activity                          (246)             518             (548)
                                              --------         --------         --------

       Total gross loans receivable at
         end of period                         $24,862          $25,108          $24,590
                                              ========         ========         ========

         The Association issues written commitments to prospective borrowers on all approved mortgage loans and charges an application fee. Commitments expire within 30 days of the date of issuance although they may be renewed or extended in some instances. At December 31, 1999, the Association had $159,000 of outstanding commitments to originate loans and $595,000 in undisbursed funds related to construction loans. Management estimates that less than 1% of loan commitments expire without being funded.

         LOANS TO ONE BORROWER LIMITS. OTS regulations generally limit the aggregate amount that a savings association may lend to any borrower to an amount equal to 15% of the Association's unimpaired capital and unimpaired surplus (the "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans of any type to one borrower of up to $500,000.

         Based on such limits, the Association would have been able to lend approximately $893,000 to one borrower at December 31, 1999. The maximum amount that the Association will lend to one borrower, however, is $500,000. The largest amount the Association had outstanding to one borrower at December 31, 1999, was $391,000, which consisted of three loans, secured by real property. At December 31, 1999, the loans were performing in accordance with their terms.

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

         DELINQUENT LOANS, NONPERFORMING ASSETS, AND CLASSIFIED ASSETS. The Association attempts to maintain a high level of asset quality through sound underwriting policies and efficient collection practices.

         To discourage late payments, the Association charges a late fee of 5% of the payment amount after 15 days for loans originated since January 1, 1990. When a loan is 30 days past due, the borrower is sent a delinquency notice and a personalized letter and one of the Association's loan personnel will telephone the borrower. When a loan becomes 60 days delinquent, additional contacts are made and the loan is generally referred to an attorney for foreclosure, unless a repayment schedule has been established.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                 At December 31,
                         -------------------------------------------------------------------------------------------------
                                     1999                              1998                              1997
                         -----------------------------     -----------------------------     -----------------------------
                                              Percent                          Percent                           Percent
                                              of total                         of total                          of total
                          Number     Amount    loans        Number   Amount     loans         Number   Amount     loans
                          ------     ------   --------      ------   ------    --------       ------   ------    --------
                                                              (Dollars in thousands)
Loans delinquent for:
  30-59 days              25        $433        1.74%         5         $54        0.22%        21        $331        1.35%
  60-90 days               3          52         .21         --          --          --         12         294        1.20
  Over 90 days            --          --        0.00         --          --        0.00          6          98        0.40
                        ----        ----        ----       ----        ----        ----       ----        ----        ----

  Total delinquent
    loans                 28        $485        1.95%         5         $54        0.22%        39        $723        2.95%
                        ====        ====        ====       ====        ====        ====       ====        ====        ====

         Nonperforming assets include nonaccruing loans, accruing loans which are delinquent more than 90 days, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures, and repossessed assets.

         The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other nonperforming assets at the dates indicated:

                                                                       At December 31,
                                                           ------------------------------------------
                                                             1999            1998             1997
                                                           ---------       ---------        ---------
                                                                   (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
  Real estate                                              $      --       $      --        $      64
  Consumer                                                        --              --               34
                                                           ---------       ---------        ---------
    Total nonaccrual loans                                        --              --               98
                                                           ---------       ---------        ---------

    Total nonperforming loans                                     --              --               98

    Real estate owned                                             --              --               --
                                                           ---------       ---------        ---------

    Total nonperforming assets                             $      --       $      --        $      98
                                                           =========       =========        =========

    Allowance for loan losses                                   $141            $141             $141
                                                           =========       =========        =========

    Nonperforming assets as a percent of total assets             --              --            0.26%

    Nonperforming loans as a percent of total loans               --              --            0.40%

    Allowance for loan losses as a percent of
      nonperforming loans                                         --              --          143.86%

         Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of the recorded investment in the property or its fair value minus estimated costs of sale. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 1999, the Association had no real estate acquired in settlement of loans.

         The Association classifies its assets on a regular basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful", or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the Association is not warranted. In addition, federal regulations also contain a "special mention" category consisting of assets which do not currently expose an institution to a different degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         The aggregate amounts of the Association's classified assets at the dates indicated were as follows:

                                                At December 31,
                                 ----------------------------------------------
                                   1999               1998               1997
                                 ----------        ----------        ----------
                                            (Dollars in thousands)
Classified assets:
  Substandard                    $       --        $       --               $71
  Doubtful                               --                --                --
  Loss                                   --                --                --
                                 ----------        ----------        ----------

    Total classified assets      $       --        $       --               $71
                                 ==========        ==========        ==========

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

         The Association analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower, and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly. At December 31, 1999, the Association had classified $52,000 of assets as special mention.

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

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, the Association's determination as to the amount of its allowance for loan losses is subject to review by the OTS as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OTS after a review of the information available at the time of the OTS examination.

        The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:

                                                               Year Ended December 31,
                                                          ----------------------------------
                                                          1999          1998           1997
                                                          -----         -----          -----
                                                               (Dollars in thousands)
Balance at beginning of year                              $141          $141           $143
                                                          -----         -----          -----
Charge-offs                                                 --           (42)            (2)
Recoveries                                                  --             1             --
                                                          -----         -----          -----
   Net (charge-offs) recoveries                             --           (41)            (2)
                                                          -----         -----          -----
Provision for loan losses                                   --            41             --
                                                          -----         -----          -----
Balance at end of year                                    $141          $141           $141
                                                          =====         =====          =====
Ratio of net (charge-offs) recoveries to average
   loans outstanding during the year                      N/A          (0.16)%        (0.01)%

Ratio of allowance for loan losses to total loans         0.57%         0.56 %         0.57 %

         The following table sets forth the allocation of the allowance for loan losses by category. The allocations are based on management's assessment of the risk characteristics of each of the components of the total loan portfolio and are subject to change as and when the risk factors of each such component change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.

                                                               At December 31,
                              ----------------------------------------------------------------------------------
                                        1999                       1998                        1997
                              --------------------------  ------------------------    --------------------------
                                        Percent of loans          Percent of loans              Percent of loans
                                        in each category          in each category              in each category
                              Amount     to total loans   Amount   to total loans     Amount     to total loans
                              ------    ----------------  ------  ----------------    ------    ----------------
                                                           (Dollars in thousands)
Real estate:
   One- to four-family          $132       87.55%          $117       80.60%          $116           80.33%
   Nonresidential                  2        2.83              2        2.33              2            2.33
   Construction                   --        3.99             --        2.82             --            0.50
   Land                           --        0.02             --        0.00             --            0.07
Consumer                           7        5.53             22       14.10             23           16.49
Commercial                        --        0.08             --        0.15             --            0.28
                              ------      ------         ------      ------         ------          ------

       Total                    $141      100.00%          $141      100.00%          $141          100.00%
                              ======      ======         ======      ======         ======          ======

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

         The Association's securities available-for-sale and investment securities held-to-maturity at December 31, 1999, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Association's equity, excluding those issued by the U.S. Government or its agencies. As of December 31, 1999, the Association's investment portfolio was comprised of FHLB stock, U.S. Government and agency securities, mortgage-backed securities, and stock of a service provider, with an aggregate market value of $3.9 million.

         At December 31, 1999, the Association held mortgage-backed securities in its held-to-maturity investment portfolio with an amortized cost of $496,000. The average yield on mortgage-backed securities at December 31, 1999, was 8.92%. The Association's mortgage-backed securities at December 31, 1999, were all issued by the Government National Mortgage Association (the "GNMA") or the Federal Home Loan Mortgage Corporation (the "FHLMC"), representing participation interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         The following table sets forth the composition of the Association's interest-bearing deposits and investment securities portfolio, including those designated as available-for-sale, at the dates indicated:

                                                                     At December 31,
                                   -------------------------------------------------------------------------------------
                                             1999                           1998                         1997
                                   -------------------------      -------------------------     ------------------------
                                    Carrying       Fair            Carrying       Fair           Carrying       Fair
                                     value        value             value        value            value        value
                                   ---------     ---------        ---------     ---------       ---------     ---------
                                                                  (Dollars in thousands)
Interest-bearing deposits          $   4,255     $   4,255         $  4,792     $   4,792        $   2,654   $   2,654
Interest-bearing time deposits           400           400            3,100         3,100            4,600       4,600
Investment securities:
   Held-to-maturity:
     U.S. Government and
       federal agencies                3,198         2,988              300           307            3,299       3,310
     Mortgage-backed
       securities                        496           522              667           712              847         914
   Available-for-sale:
     FHLB stock                          400           400              374           374              348         348
     Intrieve, Inc. stock                 15            15               15            15               15          15
                                   ---------     ---------        ---------     ---------       ----------   ---------

       Total                       $   8,764     $   8,580         $  9,248     $   9,300        $  11,763   $  11,841
                                   =========     =========         ========     =========        =========   =========

        The maturities of the Association's interest-bearing deposits and investment securities (excluding mortgage-backed securities) at December 31, 1999, are indicated in the following table:

                                                             At December 31, 1999
                         -----------------------------------------------------------------------------------------------
                           1 Year or Less       After 1-5 Years           After 5-10 Years            After 10 Years
                         ------------------  ---------------------     ----------------------    -----------------------
                         Carrying   Average  Carrying      Average     Carrying       Average    Carrying        Average
                          value     yield     value         yield       value          yield       value          yield
                          -----     -----     -----         -----       -----          -----       -----          -----
                                                            (Dollars in thousands)
Interest-bearing         $4,255     3.82%    $   --          0.00%      $   --          0.00%      $   --          0.00%
deposits
   Interest-bearing
     time deposits          300     5.72        100          6.35           --          0.00           --          0.00
Investment securities:
   U.S. Government and
     federal agencies        --     0.00        200          6.25          600          6.46        2,398          6.80
   Intrieve, Inc.            15     0.00         --          0.00           --          0.00           --          0.00
     stock
   FHLB stock               400     6.94         --          0.00           --          0.00           --          0.00
                         ------              ------                     ------                     ------

       Total             $4,970     4.18%    $  300          6.28%        $600          6.46%      $2,398          6.80%
                         ======              ======                     ======                     ======

                                At December 31, 1999
                         -----------------------------------
                                       Total
                         -----------------------------------
                         Carrying                     Market
                           value           Yield      value
                           -----           -----      ------
                               (Dollars in thousands)
Interest-bearing           $4,255           3.82%     $4,255
deposits
   Interest-bearing
     time deposits            400           5.88         400
Investment securities:
   U.S. Government and
     federal agencies       3,198           6.70       2,988
   Intrieve, Inc.              15           0.00          15
     stock
   FHLB stock                 400           6.94         400
                           ------                     ------

       Total               $8,628           5.18%     $8,058
                           ======                     ======

        The maturities of the Association's mortgage-backed securities portfolio are indicated in the following tables:

                                                  At December 31, 1999
-------------------------------------------------------------------------------------------------
1 Year or Less       After 1-5 Years           After 5-10 Years            After 10 Years
------------------  ---------------------     ----------------------    -------------------------
Carrying   Average  Carrying      Average     Carrying       Average    Carrying        Average
value     yield     value         yield       value          yield       value          yield
-----     -----     -----         -----       -----          -----       -----          -----
                                                    (Dollars in thousands)
 $--       0.00%      $5           9.50%        $20           11.76%       $471           9.48%

     At December 31, 1999
---------------------------------
            Total
---------------------------------
Carrying                   Market
 value          Yield      value
 -----          -----      ------
           (Dollars in thousands)
  $496           9.57%      $522

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

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Association at the dates indicated:

                                                                                 At December 31,
                                                ----------------------------------------------------------------------------------
                                                        1999                           1998                          1997
                                                ---------------------        -----------------------       -----------------------
                                                             Percent                      Percent of                      Percent
                                                             of Total                       Total                         of Total
                                                Amount       Deposits        Amount        Deposits         Amount        Deposits
                                                ------       --------        ------        ---------        ------        --------
                                                                             (Dollars in thousands)
Transaction accounts:
   Regular savings accounts (1)                $9,826          38.47%        $9,686          38.06%        $9,947          37.77%
   NOW and Super NOW
     accounts (2)                               1,462           5.73          1,227           4.82            973           3.70
   Money market accounts (3)                    1,821           7.13          2,136           8.39          2,391           9.08
                                              -------        -------        -------        -------        -------        -------

     Total transaction accounts                13,109          51.33         13,049          51.27         13,311          50.55
                                              -------        -------        -------        -------        -------        -------

Certificates of deposit
   3.01 - 5.00%                                 7,476          29.27          5,866          23.05          6,303          23.94
   5.01 - 7.00%                                 4,956          19.40          6,535          25.68          6,719          25.51
                                              -------        -------        -------        -------        -------        -------

     Total certificates of deposit (4)         12,432          48.67         12,401          48.73         13,022          49.45
                                              -------        -------        -------        -------        -------        -------

     Total deposits                           $25,541         100.00%       $25,450         100.00%       $26,333         100.00%
                                              =======        =======        =======        =======        =======        =======

(1) The weighted average rate on passbook savings accounts was 3.0% at December 31, 1999, 1998, and 1997, respectively.

(2) The weighted average rate on NOW and Super NOW accounts was 1.75% at December 31, 1999, 1998, and 1997, respectively.

(3) The weighted average rate on money market accounts was 2.75% at December 31, 1999, 1998, and 1997, respectively.

(4) The weighted average rate on all certificates of deposit was 4.96%, 5.07%, and 5.03% at December 31, 1999, 1998, 1997, respectively.

         The following table shows rate and maturity information for the Association's certificates of deposit at December 31, 1999:

                                                                         Amount Due
                                       -------------------------------------------------------------------------------
                                                        Over 1 year     Over 2 Years        Over
                                        Up to 1 Year     to 2 Years      to 3 Years       3 Years          Total
                                        ------------     ----------      ----------       -------          -----
                                                                   (Dollars in thousands)
3.01% to 5.00%                            $  5,472        $   1,182       $   390          $  432         $   7,476
5.01% to 7.00%                               2,440            1,955           130             431             4,956
                                          --------        ---------       -------          ------         ---------
    Total certificates of deposit         $  7,912        $   3,137       $   520          $  863         $  12,432
                                          ========        =========       =======          ======         =========

         At December 31, 1999, approximately $7.9 million of the Association's certificates of deposit mature within one year. Based on past experience and the Association's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Association at maturity. If, however, the Association is unable to renew the maturing certificates for any reason, borrowings of up to $7.9 million are available from the FHLB of Cincinnati.

        The following table presents the amount of the Association's certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 1999:

                               Maturity                                        Amount
                               --------                                        ------
                                                                           (In thousands)
                      3 months or less                                        $ 1,099
                      Over 3 months to 6 months                                   628
                      Over 6 months to 12 months                                1,136
                      Over 12 months                                            1,332
                                                                              -------
                               Total                                          $ 4,195
                                                                              =======

         The majority of the above certificates of deposit are held by long-time depositors at the Association and management believes that a substantial percentage of such certificates will be renewed with the Association at maturity.

         The following table sets forth the Association's deposit account balance activity for the periods indicated:

                                                                     Year Ended December 31,
                                                       -------------------------------------------------
                                                           1999               1998               1997
                                                       --------------      ------------      -----------
                                                                      (Dollars in thousands)
Beginning balance                                       $ 25,450             $ 26,333          $ 28,791
Net decrease before interest credited                       (903)              (1,909)           (3,597)
Interest credited                                            994                1,026             1,139
                                                       ----------           ----------        ---------

Ending balance                                          $ 25,541             $ 25,450          $ 26,333
                                                        ========             ========          ========

Net increase (decrease)                                 $     91             $   (833)         $ (2,458)
                                                        ========             =========         =========


         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, the Association is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. See "REGULATION - Office of Thrift Supervision - Qualified Thrift Lender Test." If an association meets the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 1999, the Association was in compliance with the QTL test. During the years ending December 31, 1999, 1998, and 1997, the Association did not utilize FHLB advances.

         During the year ended December 31, 1999, the Association had short-term borrowings with two local financial institutions with average balances of $69,000.

COMPETITION

         The Association faces competition for deposits and loans from branches of two large independent commercial banks located in Bridgeport and branches of two larger independent commercial banks and one branch of a super-regional commercial bank in Shadyside. In addition, competing financial institutions exist in surrounding communities located in the Association's market area. The primary factors in competition for deposits are customer service and convenience of office location. The Association competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors which are not readily predictable. The Association does not offer all of the products and services offered by some of its competitors, particularly commercial banks.

EMPLOYEES

         At December 31, 1999, the Association had 13 full-time employees and no part-time employees. The Association believes that relations with its employees are excellent. The Association offers health, life, and disability benefits to all employees and has a defined benefit pension plan and a 401(k) plan for its eligible full-time employees. None of the employees of the Association is represented by a collective bargaining unit.

YEAR 2000

         The Association evaluated both information technology systems (computer systems) and non-information technology systems (e.g., vault timers and electronic door locks) for Year 2000 risk. Based upon such evaluations, management determined that the Association had Year 2000 risk in three areas:
(1) the Association's own computers (2) the computers of others used by the Association's borrowers, and (3) the computers of others who provide the Association with data processing. These risk areas are apparently in full compliance and no material costs have been incurred subsequent to December 31, 1999.

                                   REGULATION

GENERAL

         OSFS is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, OSFS is subject to regulation, examination, and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, OSFS is subject to provisions of the Ohio Revised Code applicable to corporations generally, including laws which restrict takeover bids, tender offers, and control share acquisitions involving public companies which have significant ties to Ohio.

         As a savings and loan association chartered under the laws of Ohio, the Association is subject to regulation, examination, and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because the Association's deposits are insured by the FDIC, the Association also is subject to regulatory oversight by the FDIC. The Association must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether the Association is in compliance with various regulatory requirements and is operating in a safe and sound manner. The Association is a member of the FHLB.

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws which had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in the financial services in which various types of financial institutions may engage.

         Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including OSFS. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking.

         The GLB authorizes a new "financial holding company," which can own banks and thrifts and which are also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

         The GLB Act is not expected to have a material effect on the activities in which OSFS and the Association currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

OHIO SAVINGS AND LOAN REGULATION

         The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of the Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Ohio Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, the Association is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC and the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting, and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area.

         REGULATORY CAPITAL REQUIREMENTS. The Association is required by OTS regulators to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts, and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of their total assets, except for associations with the highest examination rating and acceptable levels of risk.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital which, in the case of the Association, includes allowances for loan and lease losses of $141,000 at December 31, 1999.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to the interest rate risk component, a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching, and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Association's capital at December 31, 1999, met the standards for the highest category, a "well-capitalized" institution.

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

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (such as cash, certain time deposits, bankers' acceptances, and specified United States government, state, or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of the Association at December 31, 1999, was approximately $6.0 million, or 23.79%, and exceeded the applicable 4.0% liquidity requirement by approximately $5.0 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the Federal National Mortgage Association. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At December 31, 1999, the Association qualified as a QTL.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000 for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At December 31, 1999, the Association was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. The Association was in compliance with such restrictions at December 31, 1999.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with the savings association. OSFS is an affiliate of the Association. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Association was in compliance with these requirements and restrictions at December 31, 1999.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. The Association paid $2.5 million in dividends to OSFS during 1999.

         HOLDING COMPANY REGULATION. OSFS is a savings and loan holding company within the meaning of the HOLA. As such, OSFS has registered with the OTS and is subject to OTS regulations, examination, supervision, and reporting requirements.

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

         As a unitary savings and loan holding company, OSFS generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities, and insurance activities without restriction. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of OSFS and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1999, the Association met both those tests.

         If OSFS acquired control of another savings institution, other than through a merger or other business combination with the Association, OSFS would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of OSFS and any of its subsidiaries (other than the Association) would thereafter be subject to activity restrictions.

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

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF OSFS AND THE ASSOCIATION. In addition to the Ohio law limitations on the merger and acquisition of the Association and OSFS, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of the Association or OSFS without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquirer must obtain approval, rather than give notice, of the acquisition.

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

         STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or is subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of the Association's activities and investments at December 31, 1999, were permissible for a federal association.

FEDERAL RESERVE REQUIREMENTS

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At December 31, 1999, the Association was in compliance with the reserve requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. The Association is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of the Association's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. The Association was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $400,000 at December 31, 1999.

        FHLB advances to member institutions who meet the QTL test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 1999, the Association's maximum limit on advances was approximately $7.9 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property, or securities representing a whole interest in such loans; securities, issued, insured, or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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


                                    TAXATION

FEDERAL TAXATION

         OSFS and the Association are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, OSFS and the Association may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period do not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         The Association's average gross receipts for the three tax years ending on December 31, 1999, are $2.5 million and as a result, the Association does qualify as a small corporation exempt from the alternative minimum tax.

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

         A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like the Association, the amount of the institution's applicable excess reserves generally is the excess of (i) the balance of its reserve year beginning before January 1, 1996, over
(ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v)(generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Association to OSFS is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of the Association for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1999, the pre-1988 reserves of the Association for tax purposes totaled approximately $789,000. The Association believes it had approximately $4.7 million of accumulated earnings and profits for tax purposes as of December 31, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Note 8 to the financial statements. No representation can be made as to whether the Association will have current or accumulated earnings and profits in subsequent years.

         The tax returns of the Association have been audited or closed without audit through fiscal year 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Association.

OHIO TAXATION

         OSFS is subject to the Ohio corporation franchise tax, which as applied to OSFS, is a tax measured by both net earnings and net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

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

         The Association is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the book net worth of the Association determined in accordance with generally accepted accounting principles for tax year 1999. For tax years 2000 and years thereafter, the tax will be 1.3% of the book net worth. As a "financial institution," the Association is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.      DESCRIPTION OF PROPERTY

        The following table sets forth certain information at December 31, 1999, regarding the properties on which the main office and the branch office of the Association are located:

                                      Owned           Dated           Square          Net book
Location                            or leased        acquired         footage          value           Deposits
--------                            ---------        --------         -------          -----           --------
                                                                                                    (In thousands)

435 Main Street                       Owned            1964            4,744          $120,695         $18,751
Bridgeport, Ohio 43912

4000 Central Avenue                   Owned            1979            2,197          $274,394         $ 6,868
Shadyside, Ohio 43947

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the shareholders of OSFS during the last quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information contained in that portion of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "Annual Report") included in Exhibit 13 hereto under the caption "MARKET PRICE OF COMMON SHARES OF OSFS AND RELATED SHAREHOLDER MATTERS" is incorporated herein by reference.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in that portion of the Annual Report included in Exhibit 13 hereto under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

ITEM 7.       CONSOLIDATED FINANCIAL STATEMENTS

        The Consolidated Financial Statements contained in that portion of the Annual Report included in Exhibit 13 hereto in the "REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AND CONSOLIDATED FINANCIAL STATEMENTS" is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of OSFS (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "PROPOSAL ONE-ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by reference.

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

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      For a list of Exhibits filed with this Annual Report on Form 10-KSB, see the "Index to Exhibits" following the signature page.

              (b) No current report on Form 8-K was filed by OSFS during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

                                          OHIO STATE FINANCIAL SERVICES, INC.


                                          By: /s/ Jon W. Letzkus
                                             -----------------------------------
                                              Jon W. Letzkus
                                              Principal Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Jon W. Letzkus                               Date:    March 24, 2000
   ---------------------------------------------
    Jon W. Letzkus
    Principal Executive Officer
    Principal Financial and Accounting Officer (pro tempore)
    Director


By: /s/ John O. Costine                              Date:    March 24, 2000
   ---------------------------------------------
    John O. Costine
    Director


By: /s/ Anton M. Godez                               Date:    March 24, 2000
   ---------------------------------------------
    Anton M. Godez
    Director


By: /s/ William E. Reline                            Date:    March 24, 2000
   ---------------------------------------------
    William E. Reline
    Director


By: /s/ Manuel C. Thomas                             Date:    March 24, 2000
   ---------------------------------------------
    Manuel C. Thomas
    Director

                                INDEX TO EXHIBITS

Exhibit No.                        Description                             Location
-----------                        -----------                             --------
3.1                                Articles of Incorporation of Ohio       Incorporated herein by reference to
                                   State Financial Services, Inc.          Exhibits 3.1 and 3.3 of Pre-Effective
                                   ("OSFS"), as amended through July 1,    Amendment No. 1 to the Form S-1 of OSFS,
                                   1997                                    dated August 1, 1997 (Registration No.
                                                                           333-29649)

3.2                                Regulations of OSFS                     Incorporated herein by reference to
                                                                           Exhibit 3.2 to the Registration Statement
                                                                           on Form S-1 of OSFS, dated June 20, 1997
                                                                           (Registration No. 333-29649) (the "Form
                                                                           S-1")

*10.1                              Employment Agreement between            Incorporated herein by reference to
                                   Bridgeport Savings and Loan             Exhibit 10.1 to the Annual Report on Form
                                   Association (the "Association") and     10-KSB of OSFS for the fiscal year ended
                                   Jon W. Letzkus                          December 31, 1998 (File No. 000-23109)

*10.2                              Employment Agreement Extension          Filed herein
                                   between the Association and Jon W.
                                   Letzkus

*10.3                              Bridgeport Savings and Loan             Filed herein
                                   Association Recognition and Retention
                                   Plan and Trust Agreement, as amended
                                   on April 21, 1999

*10.4                              Ohio State Financial Services, Inc.     Filed herein
                                   1998 Stock Option and Incentive Plan,
                                   as amended on April 21, 1999

*10.5                              Bridgeport Savings and Loan             Incorporated herein by reference to
                                   Association Employee Stock Ownership    Exhibit 10.3 to the Form S-1
                                   Plan

13                                 1999 Annual Report to Shareholders of   Filed herein
                                   OSFS

20                                 Proxy Statement for the 2000 Annual     Filed herein
                                   Meeting of Shareholders of OSFS

21                                 Subsidiaries of OSFS                    Incorporated herein by reference to
                                                                           Exhibit 21 to the Annual Report on Form
                                                                           10-KSB of OSFS for the fiscal year ended
                                                                           December 31, 1997 (File No. 000-23109)

23                                 Consent of Independent Auditors         Filed herein

27                                 Financial Data Schedule                 Filed herein

--------------
*Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.