Form 10QSB
period 2000-03-31
OHIO STATE FINANCIAL SERVICES INC
filed 2000-05-11
CIK 1039188

1
=============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT

For the transition period from            to

                     Commission File Number 0-23109

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  X    No

As of May 5, 2000, the latest practicable date, 527,134 shares of the registrant's common stock, without par value, were outstanding.

Transitional Small Business Disclosure Format: Yes  X    No
=============================================================================

2
                     OHIO STATE FINANCIAL SERVICES, INC.
                                    INDEX

                                                                       Page
                                                                      Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Financial Condition (Unaudited)
            as of March 31, 2000, and December 31, 1999                  3

           Consolidated Statements of Operations (Unaudited)
            for the Three Months ended March 31, 2000 and 1999           4

           Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months ended March 31, 2000 and 1999           5

           Notes to Unaudited Consolidated Financial Statements        6 - 7

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              8 - 10

PART II  -  OTHER INFORMATION

  Item 1.  Legal Proceedings                                            11

  Item 2.  Changes in Securities                                        11

  Item 3.  Default Upon Senior Securities                               11

  Item 4.  Submissions of Matters to a Vote of Security Holders         11

  Item 5.  Other Information                                            11

  Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                              12

3
                     OHIO STATE FINANCIAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                      March 31,  December 31,
                                                        2000         1999
                                                    -----------  -----------
ASSETS
Cash and cash equivalents:
  Cash and amounts due from banks                   $   912,315  $   918,404
  Interest-bearing deposits with other institutions   4,679,660    4,254,713
                                                    -----------  -----------
     Total cash and cash equivalents                  5,591,975    5,173,117

Interest bearing time deposits                          400,000      400,000

Investment securities:
  Available-for-sale (cost approximates market value)   422,300      415,400
  Held-to-maturity (market value of $3,811,985
   at 3/31/00; and $3,509,472 at 12/31/99)            3,985,170    3,693,836
Loans receivable, net                                23,983,705   24,140,672
Office properties and equipment, net                    445,507      452,967
Accrued interest receivable, loans and investments
 (net of reserve for uncollected interest of $-0-
 at 3/31/00; and $-0- at 12/31/99)                      114,648      149,114
Other assets                                            108,329      109,338
                                                    -----------  -----------
     TOTAL ASSETS                                   $35,051,634  $34,534,444
                                                    ===========  ===========
LIABILITIES
Deposit accounts                                    $26,352,279  $25,540,796
Advances by borrowers for taxes and insurance           107,828      188,561
Accrued interest payable and other liabilities          122,392      129,833
Deferred federal income taxes                            71,599       71,599
                                                    -----------  -----------
     TOTAL LIABILITIES                               26,654,098   25,930,789
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized, no par
 or stated value; 634,168 shares issued; 543,720
 outstanding at 3/31/00, 572,337 outstanding at 12/31/99    -           -
Additional paid in capital                            5,942,981    5,946,184
Treasury stock (90,448 shares at cost as of 3/31/00
 and 61,831 shares at cost as of 12/31/99)           (1,080,857)    (821,072)
Unearned recognition and retention plan shares (RRP)   (294,144)    (306,449)
Unearned employee stock ownership plan shares (ESOP)   (407,808)    (429,255)
Retained earnings - substantially restricted          4,237,364    4,214,247
                                                    -----------  -----------
     TOTAL STOCKHOLDERS' EQUITY                       8,397,536    8,603,655
                                                    -----------  -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $35,051,634  $34,534,444
                                                    ===========  ===========

  See accompanying notes to the unaudited consolidated financial statements

4
                      OHIO STATE FINANCIAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For the Three Months Ended
                                                             March 31,
                                                        2000         1999
                                                    -----------  -----------
INTEREST AND DIVIDEND INCOME
  Loans                                             $   446,627  $   465,748
  Mortgage-backed securities                             11,432       14,974
  Interest-bearing deposits and investment securities   127,811      104,991
  Dividends on Federal Home Loan Bank stock               6,969        6,447
                                                    -----------  -----------
     Total interest and dividend income                 592,839      592,160
                                                    -----------  -----------
INTEREST EXPENSE
  Savings deposits                                      253,574      247,518
  Notes payable                                              -         8,539
                                                    -----------  -----------
     Total interest expense                             253,574      256,057
                                                    -----------  -----------
NET INTEREST INCOME                                     339,265      336,103

PROVISION FOR LOAN LOSSES                                    -            -
                                                    -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     339,265      336,103
                                                    -----------  -----------
NONINTEREST INCOME
  Service charges                                         2,841        1,753
  Other income and fees                                  10,015        4,381
                                                    -----------  -----------
     Total noninterest income                            12,856        6,134
                                                    -----------  -----------
NONINTEREST EXPENSE
  Salaries and benefits                                 133,883      130,762
  Occupancy expense                                      14,804       14,855
  Furniture and equipment expense                         6,866        6,901
  Federal insurance premium                               5,476        6,831
  Legal and accounting fees                              16,276       27,245
  Advertising and public relations                        6,914        9,169
  Franchise, payroll and other taxes                     37,730       39,455
  Stationery, printing and office expenses                6,181       15,437
  Service bureau expense                                 15,705       16,652
  Other operating expenses                               31,916       24,859
                                                    -----------  -----------
     Total noninterest expense                          275,751      292,166
                                                    -----------  -----------
INCOME BEFORE INCOME TAXES                               76,730       50,071

PROVISION FOR INCOME TAXES                               26,887       18,846
                                                    -----------  -----------
NET INCOME                                          $    49,483  $    31,225
                                                    ===========  ===========

PER SHARE DATA
  Basic                                                   $ .10        $ .06
                                                          =====        =====
  Diluted                                                 $ .10        $ .06
                                                          =====        =====
AVERAGE SHARES OUTSTANDING-Basic                        498,455      512,135
                                                        =======      =======
AVERAGE SHARES OUTSTANDING-Diluted                      513,418      530,634
                                                        =======      =======

  See accompanying notes to the unaudited consolidated financial statements.

5
                   OHIO STATE FINANCIAL SERVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   For the Three Months Ended
                                                            March 31,
                                                        2000         1999
                                                    -----------  -----------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                        $    49,483  $    31,225
  Adjustments:
   Depreciation                                           9,486        9,503
   Investment accretion and amortization, net               (70)         279
   ESOP and RRP amortization                             30,549       48,875
   Federal Home Loan Bank stock dividends                (6,900)      (6,400)
   Accrued interest receivable and other assets          35,475      (48,350)
   Accrued interest payable and other liabilities        (7,441)         772
                                                    -----------  -----------
     Net cash provided by operating activities          110,582       35,904
                                                    -----------  -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Term deposits, net                                         -       400,000
  Purchase of held to maturity securities              (300,000)  (2,997,557)
  Proceeds from redemptions of mortgage-
   backed certificates                                    8,736       34,587
  Net change in loans                                   156,967      358,935
  Acquisition of office properties and equipment         (2,026)     (12,143)
                                                    -----------  -----------
     Net cash used for investing activities            (136,323)  (2,216,178)
                                                    -----------  -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Payment of dividends                                  (26,366)     (40,350)
  Short-term borrowings, net                                 -      (892,543)
  Purchase of treasury stock                           (259,785)    (326,789)
  Change in deposits, net                               811,483      518,617
  Change in mortgage escrow funds, net                  (80,733)     (69,283)
                                                    -----------  -----------
     Net cash provided by (used for)
      financing activities                              444,599     (810,348)
                                                    -----------  -----------
     Change in cash and cash equivalents                418,858   (2,990,622)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        5,173,117    5,699,772
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $ 5,591,975  $ 2,709,150
                                                    ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings                $253,190     $255,435

  See accompanying notes to the unaudited consolidated financial statements.

6
                    OHIO STATE FINANCIAL SERVICES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

These statements should be read in conjunction with the consolidated statements as of and for the year ended December 31, 1999, and related notes which are included on Form 10-KSB (file no. 0-23109).

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

NOTE 3 - RECENT ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. The FASB has also issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of SFAS No. 133. Management does not believe the adoption of SFAS No. 133 will have a material impact on the Company.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2000, and December 31, 1999
--------------------------------------------------------------------------
At March 31, 2000, the Company's assets increased by approximately $517,000, or 1.5%, to $35.0 million from $34.5 million at December 31, 1999. Total cash and cash equivalents increased by $419,000 to $5.6 million at March 31, 2000, from $5.2 million at December 31, 1999. This increase represented the inflow of cash associated with depositors' investment of funds and the decrease in loan production offset by the purchase of held-to-maturity securities and the purchase of shares for Treasury. Held-to-maturity securities increased by approximately $291,000 to $4.0 million at March 31, 2000, from $3.7 million at December 31, 1999. The increase reflected the purchase of $300,000 United States Agency obligations offset by the principal reduction of $9,000 in mortgage-backed certificates. Net loans receivable decreased $157,000 to $24.0 million at March 31, 2000, from $24.2 million at December 31, 1999. The decrease was primarily attributable to the $151,000 decrease in consumer loans.

Deposits increased $812,000, or 3.2%, from $25.5 million at December 31, 1999, to $26.3 million at March 31, 2000, as a result of an increase in deposit account interest rates at the Company.

Shareholders' equity decreased $206,000, or 2.4%, to $8.4 million at March 31, 2000, compared to $8.6 million at December 31, 1999. The decrease was attributable to the use of $260,000 to repurchase shares for Treasury and the issuance of dividends in the amount of $26,000. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and policies. The decrease in shareholders' equity was offset by net income of approximately $49,000, the recognition of shares in the Employee Stock Ownership Plan (the "ESOP") amounting to $18,000 and the recognition of shares in the Recognition and Retention Plan (the "RRP") in the amount of $12,000.

Comparison of Operating Results for the Three Months Ended
----------------------------------------------------------
March 31, 2000 and 1999
-----------------------
NET INCOME. Net income increased $18,000, or 58.5%, from net income of $31,000 for the three months ended March 31, 1999, compared to net income of $49,000 for the same period in 2000. The increase in net income was primarily the result of an increase in net interest income of $3,000, or .9%, an increase in non-interest income of $7,000, or 109.6%, and a decrease in non-interest expenses of $16,000, or 5.6%, offset by an increase in the provision for income taxes of $8,000, or 42.7%.

NET INTEREST INCOME. Net interest income increased $3,000, or .9%, from $336,000 for the three months ended March 31, 1999, to $339,000 for the three months ended March 31, 2000. The Company's net yield on interest-earning assets increased from 4.02% for the three months ended March 31, 1999, to 4.08% for the same period in 2000. Interest and dividend income increased $1,000, or .1%, from $592,000 for the three months ended March 31, 1999, to $593,000 for the three months ended March 31, 2000, while interest expense decreased $2,000, or 1.0%, from $256,000 for the 1999 period to $254,000 for the 2000 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased 1,000, or .1%, for the three months ended March 31, 2000, compared to the same period in 1999. Interest income on investments, including interest-bearing deposits, increased $23,000, or 21.7%, to $128,000, for the three months ended March 31, 2000, compared to $105,000 for the 1999 period. The increase in interest income on investments was directly attributable to the $340,000 increase in the average balance of investments for the three months
ended March 31, 2000, compared to the 1999 period.   Interest income on loans
decreased $19,000, or 4.1%, from $466,000 for the three months ended March 31, 1999, to $447,000 for the three months ended March 31, 2000. The decrease in interest income on loans was primarily the result of a decline in higher interest earning consumer loans with an overall decrease in the average balance of loans in the amount of $417,000. Interest income on mortgage-backed securities decreased $4,000, or 23.7%, to $11,000, for the three months ended March 31, 2000, compared to $15,000 for the 1999 period.

INTEREST EXPENSE. Total interest expense decreased by $2,000, or 1.0%, from the 1999 period to the 2000 period. Interest expense on notes payable decreased in the amount of $8,000. The interest was fully expended during the three months ended March 31, 1999, on the outstanding note payable balance existing at December 31, 1998. Interest expense on notes payable was not incurred during the three months ended March 31, 2000, since there were no
borrowed funds during the period.   Interest expense on deposit accounts
increased $6,000, or 2.5%, from $248,000 for the three months ended March 31, 1999, to $254,000 for the three months ended March 31, 2000. The Association's cost of deposit funds increased from 3.86% for the three months ended March 31, 1999, to 3.93% for the 2000 period, while average outstanding deposits increased $254,000, or 1.0%, from $25.6 million for the period ended March 31, 1999, to $25.9 million for the period ended March 31, 2000. The increase in the average balance of deposits was the result of customers investing funds in certificates of deposit whose interest rates are higher than alternative investment products.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the three months ended March 31, 2000 and 1999. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at March 31, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income increased $7,000, or 109.6%, from $6,000 for the three months ended March 31, 1999, to $13,000 for the three months ended March 31, 2000. The increase was the direct result of a nonrecurring item included in other income and fees for the three months ended March 31, 2000.

NONINTEREST EXPENSE. Noninterest expense decreased $16,000, or 5.6%, from $292,000 for the three months ended March 31, 1999, to $276,000 for the 2000 period. The decrease in noninterest expense was partly attributable to a decrease in legal and accounting fees of $11,000, or 40.3%, from $27,000 for March 31, 1999, to $16,000 for March 31, 2000, due to a decrease in expenses related to public filings. Stationery, printing, and office expenses decreased $9,000, or 59.7%, from $15,000 for March 31, 1999, to $6,000 for
March 31, 2000, due to the lapse of the Year 2000 risk. Other operating expenses increased by $7,000, or 28.4%, from $25,000 for March 31, 1999, to $32,000 for March 31, 2000, due to an increase in charges related to the purchase of shares for Treasury and an increase in educational convention expenses.

INCOME TAXES. The provision for income taxes totaled $27,000 for the three months ended March 31, 2000, an increase of $8,000, or 42.7%, from the $19,000 in the same 1999 period, due to an increase in pretax income.

Liquidity and Cash Flows
------------------------
The Association's primary sources of funds are deposits, amortization, and prepayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Association invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Cincinnati advances. At March 31, 2000, the Association's borrowing capacity from the FHLB totaled approximately $8.1 million, of which there were no advances outstanding.

As of March 31, 2000, the Association had $577,000 in outstanding mortgage and construction loan commitments.

Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with the Office of Thrift Supervision (the "OTS") relations. At March 31, 2000, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At March 31, 2000, the Association's capital ratios were as follows:

                                                    Association
                                      Requirement      Actual
                                      -----------      ------
          Tangible capital               1.50%         18.30%
          Core capital                   3.00%         18.30%
          Risk-based capital             8.00%         37.42%

Risk Elements
-------------
Nonperforming assets include nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about the collectibility of interest and principal. Once the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the financial condition of the borrower. There were no nonperforming loans nor nonperforming assets outstanding as of March 31, 2000, and December 31, 1999.

Management believes the level of the allowance for loan losses at March 31, 2000, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The ongoing loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         (a) List of Exhibits:

             27.  Financial Data Schedule (Electronic Filing Only)

             99.  Independent Accountant's Report

         (b) None

12
                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OHIO STATE FINANCIAL SERVICES, INC.

Date: May 5, 2000                   By: /s/ Jon W. Letzkus
                                        -------------------------------------
                                        Jon W. Letzkus
                                        President and Chief Executive Officer
                                        (Duly Authorized)


Date: May 5, 2000                   By: /s/ Jon W. Letzkus
                                        -------------------------------------
                                        Jon W. Letzkus
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
                                        (Principal Financial and Accounting
                                          Officer-pro tempore)