Form 10QSB
period 2000-06-30
OHIO STATE FINANCIAL SERVICES INC
filed 2000-08-11
CIK 1039188

1
=============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended June 30, 2000

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

As of August 5, 2000, the latest practicable date, 516,534 shares of the registrant's common stock, without par value, were outstanding.

Transitional Small Business Disclosure Format: Yes X   No

=============================================================================

2
                         OHIO STATE FINANCIAL SERVICES, INC.

                                         INDEX


                                                                     Page
                                                                    Number

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Financial Condition (Unaudited)
           as of June 30, 2000, and December 31, 1999                   3

          Consolidated Statements of Operations (Unaudited)
           for the Six Months ended June 30, 2000 and 1999              4

          Consolidated Statements of Operations (Unaudited)
           for the Three Months ended June 30, 2000 and 1999            5

          Consolidated Statements of Cash Flows (Unaudited)
           for the Six Months ended June 30, 2000 and 1999              6

          Notes to Unaudited Consolidated Financial Statements        7 - 8

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations              9 - 13

PART II  -  OTHER INFORMATION

  Item 1. Legal Proceedings                                            14

  Item 2. Changes in Securities                                        14

  Item 3. Default Upon Senior Securities                               14

  Item 4. Submissions of Matters to a Vote of Security Holders         14

  Item 5. Other Information                                            14

  Item 6. Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             15

3
                       OHIO STATE FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                      June 30,   December 31,
                                                        2000         1999
                                                    -----------  -----------
ASSETS
Cash and cash equivalents:
  Cash and amounts due from banks                   $   341,289  $   918,404
  Interest-bearing deposits with other institutions   4,167,439    4,254,713
                                                    -----------  -----------
       Total cash and cash equivalents                4,508,728    5,173,117

Interest bearing time deposits                          400,000      400,000

Investment securities:
  Available-for-sale (cost approximates market value)   429,700      415,400
  Held-to-maturity (market value of $3,749,476 at
  6/30/00; and $3,509,472 at 12/31/99)                3,956,828    3,693,836

Loans receivable, net                                24,623,030   24,140,672
Office properties and equipment, net                    462,894      452,967
Accrued interest receivable, loans and investments
 (net of reserve for uncollected interest of $-0-
 at 6/30/00; and $-0- at 12/31/99)                      183,540      149,114
Other assets                                             56,796      109,338
                                                    -----------  -----------
       TOTAL ASSETS                                 $34,621,516  $34,534,444
                                                    ===========  ===========
LIABILITIES
Deposit accounts                                    $25,751,391  $25,540,796
Advances by borrowers for taxes and insurance           180,224      188,561
Accrued interest payable and other liabilities          383,965      129,833
Deferred federal income taxes                            71,599       71,599
                                                    -----------  -----------
       TOTAL LIABILITIES                             26,387,179   25,930,789
                                                    -----------  -----------
STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized,
 no par or stated value; 634,168 shares issued;
 516,534 outstanding at 6/30/00, 572,337
 outstanding at 12/31/99                                    -            -
Additional paid in capital                            5,939,995    5,946,184
Treasury stock (117,634 shares at cost as of
 6/30/00 and 61,831 shares at cost as of 12/31/99)   (1,321,470)    (821,072)
Unearned recognition and retention plan shares (RRP)   (280,518)    (306,449)
Unearned employee stock ownership plan shares (ESOP)   (388,222)    (429,255)
Retained earnings - substantially restricted          4,284,552    4,214,247
                                                    -----------  -----------
       TOTAL STOCKHOLDERS' EQUITY                     8,234,337    8,603,655
                                                    -----------  -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $34,621,516  $34,534,444
                                                    ===========  ===========

  See accompanying notes to the unaudited consolidated financial statements.

4
                       OHIO STATE FINANCIAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                            For the Six Months Ended June 30,
                                                      2000          1999
                                                  -----------   -----------
INTEREST AND DIVIDEND INCOME
  Loans                                           $   899,728   $   921,246
  Mortgage-backed securities                           22,342        28,439
  Interest-bearing deposits and
   investment securities                              264,476       229,289
  Dividends on Federal Home Loan Bank stock            14,437        13,077
                                                  -----------   -----------
       Total interest and dividend income           1,200,983     1,192,051
                                                  -----------   -----------
INTEREST EXPENSE
  Savings deposits                                    515,990       497,590
  Federal Home Loan Bank advances and notes payable        -          8,539
                                                  -----------   -----------
       Total interest expense                         515,990       506,129
                                                  -----------   -----------
NET INTEREST INCOME                                   684,993       685,922

PROVISION FOR LOAN LOSSES                                  -             -
                                                  -----------   -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                      684,993       685,922
                                                  -----------   -----------
NONINTEREST INCOME
  Service charges                                       5,457         4,048
  Other income and fees                                14,303         8,148
                                                  -----------   -----------
       Total noninterest income                        19,760        12,196
                                                  -----------   -----------
NONINTEREST EXPENSE
  Salaries and benefits                               261,806       265,810
  Occupancy expense                                    30,616        27,471
  Furniture and equipment expense                      13,195        16,176
  Federal insurance premium                             8,183        13,519
  Legal and accounting fees                            36,982        68,244
  Advertising and public relations                      8,687        16,826
  Franchise, payroll and other taxes                   54,380        79,638
  Stationery, printing and office expenses             13,082        27,961
  Service bureau expense                               29,331        28,963
  Other operating expenses                             60,734        49,408
                                                  -----------   -----------
       Total noninterest expense                      516,996       594,016
                                                  -----------   -----------

INCOME BEFORE INCOME TAXES                            187,757       104,102

PROVISION FOR INCOME TAXES                             66,415        38,400
                                                  -----------   -----------
NET INCOME                                        $   121,342   $    65,702
                                                  ===========   ===========
PER SHARE DATA
  Basic                                                 $ .25         $ .13
                                                        =====         =====
  Diluted                                               $ .24         $ .12
                                                        =====         =====
AVERAGE SHARES OUTSTANDING-Basic                      485,269       508,605
                                                      =======       =======
AVERAGE SHARES OUTSTANDING-Diluted                    500,233       530,186
                                                      =======       =======

  See accompanying notes to the unaudited consolidated financial statements.

5
                     OHIO STATE FINANCIAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          For the Three Months Ended June 30,
                                                    2000          1999
                                                -----------   -----------

INTEREST AND DIVIDEND INCOME
  Loans                                         $   453,101   $   455,498
  Mortgage-backed securities                         10,960        13,464
  Interest-bearing deposits and
   investment securities                            136,616       124,299
  Dividends on Federal Home Loan Bank stock           7,469         6,630
                                                -----------   -----------
       Total interest and dividend income           608,146       599,891

INTEREST EXPENSE
  Savings deposits                                  262,417       250,072
                                                -----------   -----------
NET INTEREST INCOME                                 345,729       349,819

PROVISION FOR LOAN LOSSES                                -             -
                                                -----------   -----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                    345,729       349,819
                                                -----------   -----------
NONINTEREST INCOME
  Service charges                                     2,617         2,295
  Other income and fees                               4,287         3,767
                                                -----------   -----------
       Total noninterest income                       6,904         6,062
                                                -----------   -----------
NONINTEREST EXPENSE
  Salaries and benefits                             127,920       135,047
  Occupancy expense                                  14,812        12,616
  Furniture and equipment expense                     7,329         9,276
  Federal insurance premium                           2,706         6,688
  Legal and accounting fees                          20,706        41,000
  Advertising and public relations                    1,772         7,657
  Franchise, payroll and other taxes                 16,650        40,182
  Stationery, printing and office expenses            6,900        12,523
  Service bureau expense                             13,627        12,311
  Other operating expenses                           28,825        24,550
                                                -----------   -----------
       Total noninterest expense                    241,247       301,850
                                                -----------   -----------
INCOME BEFORE INCOME TAXES                          111,386        54,031

PROVISION FOR INCOME TAXES                           39,528        19,554
                                                -----------   -----------
NET INCOME                                      $    71,858   $    34,477
                                                ===========   ===========
PER SHARE DATA
  Basic                                               $ .15         $ .07
                                                      =====         =====
  Diluted                                             $ .15         $ .07
                                                      =====         =====
AVERAGE SHARES OUTSTANDING-Basic                    472,176       503,362
                                                    =======       =======
AVERAGE SHARES OUTSTANDING-Diluted                  487,139       520,994
                                                    =======       =======

  See accompanying notes to the unaudited consolidated financial statements.

6
                      OHIO STATE FINANCIAL SERVICES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            For the Six Months Ended June 30,
                                                      2000          1999
                                                  -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                      $   121,342   $    65,702
  Adjustments:
   Depreciation                                        20,511        19,730
   Investment accretion and amortization, net            (136)         (129)
   ESOP and RRP amortization                           60,775        84,806
   Federal Home Loan Bank stock dividends             (14,300)      (13,000)
   Accrued interest receivable and other assets        18,116      (182,531)
   Accrued interest payable and other liabilities     254,132        30,377
                                                  -----------   -----------
       Net cash provided by operating activities      460,440         4,955
                                                  -----------   -----------
CASH FLOW FROM INVESTING ACTIVITIES
  Term deposits, net                                       -        300,000
  Purchase of held to maturity securities            (300,000)   (3,197,498)
  Proceeds from redemptions of mortgage-backed
   certificates                                        37,144       123,878
  Net change in loans                                (482,358)      483,735
  Acquisition of office properties and equipment      (30,438)      (21,190)
                                                  -----------   -----------
       Net cash used for investing activities        (775,652)   (2,311,075)
                                                  -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Payment of dividends                                (51,037)      (66,346)
  Short-term borrowings, net                               -       (892,543)
  Purchase of treasury stock                         (500,398)     (326,789)
  Change in deposits, net                             210,595       353,436
  Change in mortgage escrow funds, net                 (8,337)       (1,588)
                                                  -----------   -----------
       Net cash used for financing activities        (349,177)     (933,830)
                                                  -----------   -----------
       Change in cash and cash equivalents           (664,389)   (3,239,950)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      5,173,117     5,699,772
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 4,508,728   $ 2,459,822
                                                  ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest on deposits and borrowings               $515,112      $502,182
   Income taxes                                        22,500        73,418

  See accompanying notes to the unaudited consolidated financial statements.

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

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to require that, after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998, and its adoption did not have a material impact on the Company.

9
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2000, and December 31, 1999
-------------------------------------------------------------------------
At June 30, 2000, the Company's assets increased by approximately $87,000, or
 .3%, to $34.6 million from $34.5 million at December 31, 1999. Total cash and cash equivalents decreased by $664,000 to $4.5 million at June 30, 2000, from $5.2 million at December 31, 1999. This decrease represented the outflow of cash associated with the increase in loan production, the purchase of shares for Treasury, and the purchase of held-to-maturity securities, offset by net cash provided by operating activities. Held-to-maturity securities increased by approximately $263,000 to $4.0 million at June 30, 2000, from $3.7 million at December 31, 1999. The increase reflected the purchase of $300,000 United States Agency obligations, offset by the principal reduction of $37,000 in mortgage-backed certificates. Net loans receivable increased $482,000 to $24.6 million at June 30, 2000, from $24.1 million at December 31, 1999. The increase was primarily attributable to the $662,000 increase in mortgage loans, offset by a $180,000 decrease in consumer loans.

Deposits increased $211,000, or .8%, from $25.5 million at December 31, 1999, to $25.7 million at June 30, 2000, as a result of an increase in deposit account interest rates at the Company. Accrued interest payable and other liabilities increased $254,000 to $384,000 at June 30, 2000, compared to $130,000 at December 31, 1999. The increase was due primarily to an overdraft in a due from bank account of $260,000 as of June 30, 2000, which did not occur as of December 31, 1999.

Shareholders' equity decreased $369,000, or 4.3%, to $8.2 million at June 30, 2000, compared to $8.6 million at December 31, 1999. The decrease was attributable to the use of $500,000 to repurchase shares for Treasury and the issuance of dividends in the amount of $51,000. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and policies. The decrease in shareholders' equity was offset by net income of approximately $121,000, the recognition of shares in the Employee Stock Ownership Plan (the "ESOP") amounting to $35,000, and the recognition of shares in the Recognition and Retention Plan (the "RRP") in the amount of $26,000.

Comparison of Operating Results for the Six Months Ended June 30, 2000
----------------------------------------------------------------------
and 1999
--------
NET INCOME. Net income increased $56,000, or 84.7%, from net income of $65,000 for the six months ended June 30, 1999, compared to net income of $121,000 for the same period in 2000. The increase in net income was primarily the result of an increase in non-interest income of $8,000, or 62.0%, and a decrease in non-interest expenses of $77,000, or 13.0%, offset by an increase in the provision for income taxes of $28,000, or 72.9%.

NET INTEREST INCOME. Net interest income decreased $1,000, or .1%, from $686,000 for the six months ended June 30, 1999, to $685,000 for the six months ended June 30, 2000. Interest and dividend income increased $9,000, or
 .8%, from $1,192,000 for the six months ended June 30, 1999, to $1,201,000 for the six months ended June 30, 2000. Interest expense increased $10,000, or 2.0%, from $506,000 for the 1999 period to $516,000 for the 2000 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $9,000, or .8%, for the six months ended June 30, 2000, compared to the same period in 1999. Interest income on investments, including interest-bearing deposits, increased $35,000, or 15.4%, to $264,000 for the six months ended June 30, 2000, compared to $229,000 for the 1999 period. The increase in interest income on investments was directly attributable to the $150,000 increase in the average balance of investments for the six months ended June 30, 2000, compared to the 1999 period. Interest income on loans decreased $22,000, or 2.3%, from $921,000 for the six months ended June 30, 1999, to $899,000 for the six months ended June 30, 2000. The decrease in interest income on loans was primarily the result of a decline in higher interest earning consumer loans with an overall decrease in the average balance of loans in the amount of $217,000. Interest income on mortgage-backed securities decreased $6,000, or 21.4%, to $22,000 for the six months ended June 30, 2000, compared to $28,000 for the 1999 period.

INTEREST EXPENSE. Total interest expense increased by $10,000, or 2.0%, from the 1999 period to the 2000 period. Interest expense on notes payable decreased in the amount of $8,000. The interest was fully expended during the six months ended June 30, 1999, on the outstanding note payable balance existing at December 31, 1998. Interest expense on notes payable was not incurred during the six months ended June 30, 2000, since there were no borrowed funds during the period. Interest expense on deposit accounts increased $18,000, or 3.7%, from $498,000 for the six months ended June 30, 1999, to $516,000 for the six months ended June 30, 2000. The Association's cost of deposit funds increased from 3.9% for the six months ended June 30, 1999, to 4.0% for the 2000 period and average outstanding deposits increased $163,000, from $25.7 million for the period ended June 30, 1999, to $25.9 million for the period ended June 30, 2000. The increase in the average balance of deposits was the result of customers investing funds in certificates of deposit with interest rates higher than alternative investment products.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the six months ended June 30, 2000, and 1999. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at June 30, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income increased $8,000, or 62.0%, from $12,000 for the six months ended June 30, 1999, to $20,000 for the six months ended June 30, 2000. The increase was the direct result of a nonrecurring item included in other income and fees for the six months ended June 30, 2000.

NONINTEREST EXPENSE. Noninterest expense decreased $77,000, or 13.0%, from $594,000 for the six months ended June 30, 1999, to $517,000 for the 2000 period. The decrease in noninterest expense was partly attributable to a decrease in legal and accounting fees of $31,000, or 45.8%, from $68,000 for June 30, 1999, to $37,000 for June 30, 2000, due to a decrease in expenses related to public filings. Franchise, payroll, and other tax expenses decreased $25,000, or 31.7%, from $79,000 for June 30, 1999, to $54,000 for
June 30, 2000, due to the reduction of franchise tax expenses. Stationery, printing, and office expenses decreased $15,000, or 53.2%, from $28,000 for June 30, 1999, to $13,000 for June 30, 2000, due to the lapse of the Year 2000 risk. Other operating expenses increased by $12,000, or 22.9%, from $49,000 for June 30, 1999, to $61,000 for June 30, 2000, due to an increase in charges related to the purchase of shares for Treasury and an increase in educational convention expenses.

INCOME TAXES. The provision for income taxes totaled $66,000 for the six months ended June 30, 2000, an increase of $28,000, or 73.0%, from the $38,000 in the same 1999 period, due to an increase in pretax income.

Comparison of Operating Results for the Three Months Ended June 30, 2000
------------------------------------------------------------------------
and 1999
--------
NET INCOME. Net income increased $37,000, or 108.4%, from net income of $34,000 for the three months ended June 30, 1999, compared to net income of $71,000 for the same period in 2000. The increase in net income was primarily the result of a decrease in non-interest expenses of $61,000, or 20.1%, offset by an increase in the provision for income taxes of $20,000, or 102.2%.

NET INTEREST INCOME. Net interest income decreased $4,000, or 1.2%, from $350,000 for the three months ended June 30, 1999, to $346,000 for the three months ended June 30, 2000. Interest and dividend income increased $8,000, or 1.4%, from $600,000 for the three months ended June 30, 1999, to $608,000 for the three months ended June 30, 2000, while interest expense increased $12,000, or 4.9%, from $250,000 for the 1999 period to $262,000 for the 2000 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $8,000, or 1.4%, for the three months ended June 30, 2000, compared to the same period in 1999. Interest income on investments, including interest-bearing deposits, increased $12,000, or 9.9%, to $137,000, for the three months ended June 30, 2000, compared to $125,000 for the 1999 period. The increase in interest income on investments was directly attributable to the $46,000 increase in the average balance of investments for the three months ended June 30, 2000, compared to the 1999 period, while the average yield increased 56 basis points from 5.96% for the three months ended June 30, 1999, to 6.52% for the same period in 2000. Interest income on loans decreased $2,000, or .5%, from $455,000 for the three months ended June 30, 1999, to $453,000 for the three months ended June 30, 2000. The decrease in interest income on loans was primarily the result of a decline in higher interest earning consumer loans with an overall decrease in the average balance of loans in the amount of $27,000. Interest income on mortgage-backed securities decreased $3,000, or 18.6%, to $11,000, for the three months ended June 30, 2000, compared to $14,000 for the 1999 period.

INTEREST EXPENSE. Total interest expense increased by $12,000, or 4.9%, from $250,000 for the three months ended June 30, 1999, to $262,000 for the three months ended June 30, 2000. The Association's cost of deposit funds increased from 3.85% for the three months ended June 30, 1999, to 4.02% for the 2000 period, while average outstanding deposits increased $117,000, or .5%, from $26.0 million for the period ended June 30, 1999, to $26.1 million for the period ended June 30, 2000. The increase in the average balance of deposits was the result of customers investing funds in certificates of deposit which interest rates are higher than alternative investment products.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the three months ended June 30, 2000 and 1999. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at June 30, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income increased $1,000, or 13.9%, from $6,000 for the three months ended June 30, 1999, to $7,000 for the three months ended June 30, 2000, as a direct result of an increase in service fees and other income.

NONINTEREST EXPENSE. Noninterest expense decreased $61,000, or 20.1%, from $302,000 for the three months ended June 30, 1999, to $241,000 for the 2000 period. The decrease in noninterest expense was partly attributable to a decrease in salaries and benefits expense of $7,000 from $135,000 for the three months ended June 30, 1999, to $128,000 for the three months ended June 30, 2000, due to a reduction in expenses related to the recognition of ESOP shares. Legal and accounting fees decreased $20,000, or 49.5%, from $41,000 for the three months ended June 30, 1999, to $21,000 for the three months ended June 30, 2000, due to a decrease in expenses related to public filings. Franchise, payroll, and other tax expenses decreased $24,000, or 58.6%, from $40,000 for the three months ended June 30, 1999, to $16,000 for the three months ended June 30, 2000, due to the decrease in franchise tax expenses. Stationery, printing, and office expenses decreased $6,000, or 44.9%, from $13,000 for the three months ended June 30, 1999, to $7,000 for the three months ended June 30, 2000, due to the lapse of the Year 2000 risk.

INCOME TAXES. The provision for income taxes totaled $40,000 for the three months ended June 30, 2000, an increase of $20,000, or 102.2%, from $20,000 in the same 1999 period, due to an increase in pretax income.

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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank (the "FHLB") of Cincinnati advances. At June 30, 2000, the Association's borrowing capacity from the FHLB totaled approximately $8.3 million, of which there were no advances outstanding.

As of June 30, 2000, the Association had $1.1 million in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with the Office of Thrift Supervision (the "OTS") regulations. At June 30, 2000, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At June 30, 2000, the Association's capital ratios were as follows:

                                                              Association
                                               Requirement       Actual

          Tangible capital                         1.50%         18.71%
          Core capital                             3.00%         18.71%
          Risk-based capital                       8.00%         38.17%

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

                                                   June 30,     December 31,
                                                     2000          1999
                                                   -------        -------
                                                   (dollars in thousands)

     Loans on nonaccrual basis                     $     0        $     0
     Loans past due 90 days still accruing              35              0
     Renegotiated loans                                  0              0
                                                   -------        -------
          Total nonperforming loans                     35              0

     Other real estate                                   0              0
     Repossessed assets                                  0              0
                                                   -------        -------
          Total nonperforming assets               $    35        $     0
                                                   =======        =======
     Nonperforming loans as a percent
      of total loans                                 0.14%          0.00%
                                                   =======        =======
     Nonperforming assets as a percent
      of total assets                                0.10%          0.00%
                                                   =======        =======
     Allowance for loan losses to
      nonperforming loans                          400.00%           N/A
                                                   =======

Nonperforming loans are primarily made up of one to four family residential mortgages. The collateral requirements on loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at June 30, 2000, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         The Annual Meeting of Shareholders of Ohio State Financial Services, Inc., was held on April 19, 2000. The following are the votes cast on each matter presented to the shareholders:

         1.  The election of directors for terms expiring in 2001:

                                                      FOR       AGAINST

             John O. Costine                        403,739      16,100
             Anton M. Godez                         404,039      15,800
             Jon W. Letzkus                         404,039      15,800
             William E. Reline                      404,039      16,100
             Manuel C. Thomas                       387,985      31,854

         2. The ratification of the selection of S. R. Snodgrass, A.C., as the auditors of Ohio State Financial Services, Inc.:

          FOR             AGAINST             ABSTAIN            NON-VOTES

        387,985            31,854                 0               126,060

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         (a) List of Exhibits:

             27.  Financial Data Schedule (Electronic Filing Only)

             99.1 Independent Accountant's Report

         (b) None

15
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       OHIO STATE FINANCIAL SERVICES, INC.


Date: August 5, 2000                   By: /s/ Jon W. Letzkus
                                          -----------------------------------
                                          Jon W. Letzkus
                                          President and Chief Executive
                                          Officer
                                          (Duly Authorized)

Date: August 5, 2000                   By: /s/ James A. Trouten
                                          -----------------------------------
                                          James A. Trouten
                                          Treasurer
                                          (Duly Authorized)