Form 10QSB
period 2000-09-30
OHIO STATE FINANCIAL SERVICES INC
filed 2000-11-13
CIK 1039188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

For the transition period from ____________ to ____________

                         Commission File Number 0-23109

                       Ohio State Financial Services, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                       31-1529204
    -------------------------------                      ----------
    (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

                      435 Main Street, Bridgeport, OH 43912
                    -- -------------------------------------
                    (Address of principal executive offices)

                                 (740) 635-0764
                          ----------------------------
                             (Registrant's telephone
                          number, including area code)


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  X    No
                                                  ---      ---

As of November 3, 2000, the latest practicable date, 499,384 shares of the registrant's common stock, without par value, were outstanding.

Transitional Small Business Disclosure Format: Yes  X    No
                                                   ---      ---

                       OHIO STATE FINANCIAL SERVICES, INC.

                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition (Unaudited) as of
                  September 30, 2000, and December 31, 1999                              3

              Consolidated Statements of Operations (Unaudited)
                  for the Nine Months ended September 30, 2000 and 1999                  4

              Consolidated Statements of Operations (Unaudited)
                for the Three Months ended September 30, 2000 and 1999                   5

              Consolidated Statements of Cash Flows (Unaudited)
                for the Nine Months ended September 30, 2000 and 1999                    6

              Notes to Unaudited Consolidated Financial Statements                       7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                          8 - 11

PART II  -  OTHER INFORMATION

Item 1.       Legal Proceedings                                                         12

Item 2.       Changes in Securities                                                     12

Item 3.       Default Upon Senior Securities                                            12

Item 4.       Submissions of Matters to a Vote of Security Holders                      12

Item 5.       Other Information                                                         12

Item 6.       Exhibits and Reports on Form 8-K                                          12

SIGNATURES                                                                              13


                       OHIO STATE FINANCIAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                              September 30,          December 31,
                                                                                    2000                  1999
                                                                              -------------          ------------
ASSETS
Cash and cash equivalents:
   Cash and amounts due from banks                                             $    642,779          $    918,404
   Interest-bearing deposits with other institutions                              3,108,934             4,254,713
                                                                               ------------          ------------
       Total cash and cash equivalents                                            3,751,713             5,173,117

Interest bearing time deposits                                                      400,000               400,000

Investment securities:
   Available-for-sale (cost approximates market value)                              437,500               415,400
   Held-to-maturity (market value of $3,743,665 at 9/30/00;
       and $3,509,472 at 12/31/99)                                                3,897,828             3,693,836

Loans receivable, net                                                            24,493,981            24,140,672
Office properties and equipment, net                                                454,556               452,967
Accrued interest receivable, loans and investments (net of reserve
    for uncollected interest of $-0- at 9/30/00; and $-0- at 12/31/99)              112,948               149,114
Other assets                                                                         50,151               109,338
                                                                               ------------          ------------

       TOTAL ASSETS                                                            $ 33,598,677          $ 34,534,444
                                                                               ============          ============

LIABILITIES
Deposit accounts                                                               $ 25,003,209          $ 25,540,796
Advances by borrowers for taxes and insurance                                       113,066               188,561
Accrued interest payable and other liabilities                                      149,275               129,833
Deferred federal income taxes                                                        71,599                71,599
                                                                               ------------          ------------
       TOTAL LIABILITIES                                                         25,337,149            25,930,789
                                                                               ------------          ------------

STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized, no par
    or stated value; 634,168 shares issued; 510,534
    outstanding at 9/30/00, 572,337 outstanding at 12/31/99                              --                    --
Additional paid in capital                                                        5,936,773             5,946,184
Treasury stock (123,634 shares at cost as of 9/30/00
    and 61,831 shares at cost as of 12/31/99)                                    (1,374,595)             (821,072)
Unearned recognition and retention plan shares (RRP)                               (264,334)             (306,449)
Unearned employee stock ownership plan shares (ESOP)                               (359,358)             (429,255)
Retained earnings - substantially restricted                                      4,323,042             4,214,247
                                                                               ------------          ------------
          TOTAL STOCKHOLDERS' EQUITY                                              8,261,528             8,603,655
                                                                               ------------          ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 33,598,677          $ 34,534,444
                                                                               ============          ============




    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          For the Nine Months Ended September 30,
                                                          ---------------------------------------
                                                                  2000               1999
                                                               ----------         ----------
INTEREST AND DIVIDEND INCOME
   Loans                                                       $1,361,949         $1,376,943
   Mortgage-backed securities                                      32,315             40,790
   Interest-bearing deposits and investment securities            382,501            348,590
   Dividends on Federal Home Loan Bank stock                       22,255             20,140
                                                               ----------         ----------
       Total interest and dividend income                       1,799,020          1,786,463
                                                               ----------         ----------

INTEREST EXPENSE
   Savings deposits                                               774,063            746,848
   Federal Home Loan Bank advances and notes payable                   --              8,539
                                                               ----------         ----------
          Total interest expense                                  774,063            755,387
                                                               ----------         ----------

NET INTEREST INCOME                                             1,024,957          1,031,076

PROVISION FOR LOAN LOSSES                                              --                 --
                                                               ----------         ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,024,957          1,031,076
                                                               ----------         ----------

NONINTEREST INCOME
   Service charges                                                 11,504              6,208
   Other income and fees                                           19,765             13,027
                                                               ----------         ----------
       Total noninterest income                                    31,269             19,235
                                                               ----------         ----------

NONINTEREST EXPENSE
   Salaries and benefits                                          396,083            400,460
   Occupancy expense                                               43,575             41,001
   Furniture and equipment expense                                 20,721             24,068
   Federal insurance premium                                       12,359             20,085
   Legal and accounting fees                                       61,553             82,841
   Advertising and public relations                                12,317             22,885
   Franchise, payroll and other taxes                              69,941            116,811
   Stationery, printing and office expenses                        18,347             40,802
   Service bureau expense                                          45,215             43,263
   Other operating expenses                                        84,378             72,344
                                                               ----------         ----------
       Total noninterest expense                                  764,489            864,560
                                                               ----------         ----------

INCOME BEFORE INCOME TAXES                                        291,737            185,751

PROVISION FOR INCOME TAXES                                        103,372             65,708
                                                               ----------         ----------

NET INCOME                                                     $  188,365         $  120,043
                                                               ==========         ==========

PER SHARE DATA
   Basic                                                       $      .39         $      .24
                                                               ==========         ==========
   Diluted                                                     $      .38         $      .23
                                                               ==========         ==========

AVERAGE SHARES OUTSTANDING-Basic                                  478,045            508,194
                                                               ==========         ==========
AVERAGE SHARES OUTSTANDING-Diluted                                492,054            525,736
                                                               ==========         ==========

   See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For the Three Months Ended September 30,
                                                        ----------------------------------------
                                                                 2000             1999
                                                               --------         --------
INTEREST AND DIVIDEND INCOME
   Loans                                                       $462,221         $455,697
   Mortgage-backed securities                                     9,974           12,352
   Interest-bearing deposits and investment securities          118,024          119,300
   Dividends on Federal Home Loan Bank stock                      7,818            7,063
                                                               --------         --------
       Total interest and dividend income                       598,037          594,412

INTEREST EXPENSE
   Savings deposits                                             258,072          249,258
                                                               --------         --------

NET INTEREST INCOME                                             339,965          345,154

PROVISION FOR LOAN LOSSES                                            --               --
                                                               --------         --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             339,965          345,154
                                                               --------         --------

NONINTEREST INCOME
   Service charges                                                6,047            2,160
   Other income and fees                                          5,463            4,879
                                                               --------         --------
       Total noninterest income                                  11,510            7,039
                                                               --------         --------

NONINTEREST EXPENSE
   Salaries and benefits                                        134,277          134,650
   Occupancy expense                                             12,959           13,529
   Furniture and equipment expense                                7,526            7,892
   Federal insurance premium                                      4,176            6,567
   Legal and accounting fees                                     24,571           14,597
   Advertising and public relations                               3,630            6,059
   Franchise, payroll and other taxes                            15,561           37,173
   Stationery, printing and office expenses                       5,265           12,841
   Service bureau expense                                        15,884           14,300
   Other operating expenses                                      23,646           22,935
                                                               --------         --------
       Total noninterest expense                                247,495          270,543
                                                               --------         --------

INCOME BEFORE INCOME TAXES                                      103,980           81,650

PROVISION FOR INCOME TAXES                                       36,957           27,309
                                                               --------         --------

NET INCOME                                                     $ 67,023         $ 54,341
                                                               ========         ========

PER SHARE DATA
   Basic                                                       $    .15         $    .11
                                                               ========         ========
   Diluted                                                     $    .14         $    .10
                                                               ========         ========

AVERAGE SHARES OUTSTANDING-Basic                                460,397          506,678
                                                               ========         ========
AVERAGE SHARES OUTSTANDING-Diluted                              473,421          523,216
                                                               ========         ========


   See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                For the Nine Months Ended September 30,
                                                                ---------------------------------------
                                                                        2000                  1999
                                                                     -----------          -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                        $   188,365          $   120,043
   Adjustments:
       Depreciation                                                       31,498               29,247
       Investment accretion and amortization, net                           (227)                (159)
       ESOP and RRP amortization                                         102,601              134,202
       Federal Home Loan Bank stock dividends                            (22,100)             (20,000)
       Accrued interest receivable and other assets                       95,353             (115,059)
       Accrued interest payable and other liabilities                     19,443               51,505
                                                                     -----------          -----------
              Net cash provided by operating activities                  414,933              199,779
                                                                     -----------          -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Term deposits, net                                                         --            1,600,000
   Purchase of held-to-maturity securities                              (300,000)          (2,897,549)
   Proceeds from redemptions of mortgage-backed certificates              96,235              148,129
   Net change in loans                                                  (353,309)             270,544
   Acquisition of office properties and equipment                        (33,088)             (21,190)
                                                                     -----------          -----------
              Net cash used for investing activities                    (590,162)            (900,066)
                                                                     -----------          -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Payment of dividends                                                  (79,570)             (92,491)
   Short-term borrowings, net                                                 --             (892,543)
   Purchase of treasury stock                                           (553,523)            (326,789)
   Change in deposits, net                                              (537,587)              58,211
   Change in mortgage escrow funds, net                                  (75,495)             (78,319)
                                                                     -----------          -----------
              Net cash used for financing activities                  (1,246,175)          (1,331,931)
                                                                     -----------          -----------

              Change in cash and cash equivalents                     (1,421,404)          (2,032,218)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         5,173,117            5,699,772
                                                                     -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 3,751,713          $ 3,667,554
                                                                     ===========          ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest on deposits and borrowings                           $   772,220          $   753,653
       Income taxes                                                       67,500              114,118



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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2000, and December 31, 1999
------------------------------------------------------------------------------

At September 30, 2000, the Company's assets decreased by approximately $936,000, or 2.7%, to $33.6 million from $34.5 million at December 31, 1999. Total cash and cash equivalents decreased by $1.4 million to $3.8 million at September 30, 2000, from $5.2 million at December 31, 1999. This decrease represented the outflow of cash associated with the increase in loan production, decrease in deposits, the purchase of shares for Treasury, and the purchase of held-to-maturity securities, offset by net cash provided by operating activities. Held-to-maturity securities increased by approximately $204,000 to $3.9 million at September 30, 2000, from $3.7 million at December 31, 1999. The increase reflected the purchase of $300,000 United States Agency obligations, offset by the principal reduction of $96,000 in mortgage-backed certificates. Net loans receivable increased $353,000 to $24.5 million at September 30, 2000, from $24.1 million at December 31, 1999. The increase was primarily attributable to the $484,000 increase in mortgage loans, offset by a $131,000 decrease in consumer loans.

Deposits decreased $538,000, or 2.1%, from $25.5 million at December 31, 1999, to $25.0 million at September 30, 2000, as a result of lower deposit account interest rates at the Company as compared to alternative investment products. Advances by borrowers for taxes and insurance decreased $75,000, or 40.0%, from $188,000 at December 31, 1999, to $113,000 at September 30, 2000, due primarily to the payment of customer property taxes during the month of August 2000. Accrued interest payable and other liabilities increased $19,000 to $149,000 at September 30, 2000, compared to $130,000 at December 31, 1999. The increase was due primarily to an increase in accrued income taxes of $36,000 as a result of the Company prepaying income taxes as of December 31, 1999, offset by a decrease in other liabilities of $17,000 for the period.

Shareholders' equity decreased $342,000, or 4.0%, to $8.3 million at September 30, 2000, compared to $8.6 million at December 31, 1999. The decrease was attributable to the use of $554,000 to repurchase shares for Treasury and the issuance of dividends in the amount of $79,000. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and policies. The decrease in shareholders' equity was offset by net income of approximately $188,000, the recognition of shares in the Employee Stock Ownership Plan (the "ESOP") amounting to $61,000, and the recognition of shares in the Recognition and Retention Plan (the "RRP") in the amount of $42,000.

Comparison of Operating Results for the Nine Months
Ended September 30, 2000 and 1999
---------------------------------------------------

NET INCOME. Net income increased $68,000, or 56.9%, from net income of $120,000 for the nine months ended September 30, 1999, compared to net income of $188,000 for the same period in 2000. The increase in net income was the result of an increase in non-interest income of $12,000, or 62.6%, and a decrease in non-interest expenses of $100,000, or 11.6%, offset by an increase in the provision for income taxes of $38,000, or 57.3%, and a decrease in net interest income of $6,000, or 0.6%.

NET INTEREST INCOME. Net interest income decreased $6,000, or 0.6%, from $1,031,000 for the nine months ended September 30, 1999, to $1,025,000 for the nine months ended September 30, 2000. Interest and dividend income increased $13,000, or 0.7%, from $1,786,000 for the nine months ended September 30, 1999, to $1,799,000 for the nine months ended September 30, 2000. Interest expense increased $19,000, or 2.5%, from $755,000 for the 1999 period to $774,000 for the 2000 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $13,000, or 0.7%, for the nine months ended September 30, 2000, compared to the same period in 1999. Interest income on investments, including interest-bearing deposits, increased $34,000, or 9.7%, to $382,000 for the nine months ended September 30, 2000, compared to $348,000 for the 1999 period. The increase in interest income on investments was directly attributable to the increase in the average yield on investments to 6.46% for the nine months ended September 30, 2000, compared to 5.81% for the 1999 period. Interest income on loans decreased $15,000, or 1.1%, from $1,377,000 for the nine months ended September 30, 1999, to $1,362,000 for the nine months ended September 30, 2000. The decrease in interest income on loans was primarily the result of a decline in higher interest earning consumer loans with an overall decrease in the average balance of loans in the amount of $77,000. Interest income on mortgage-backed securities decreased $8,000, or 20.8%, to $32,000 for the nine months ended September 30, 2000, compared to $40,000 for the 1999 period.

INTEREST EXPENSE. Total interest expense increased by $19,000, or 2.5%, from the 1999 period to the 2000 period. Interest expense on notes payable decreased in the amount of $8,000. The interest was fully expended during the nine months ended September 30, 1999, on the outstanding note payable balance existing at December 31, 1998. Interest expense on notes payable was not incurred during the nine months ended September 30, 2000, since there were no borrowed funds during the period. Interest expense on deposit accounts increased $27,000, or 3.6%, from $747,000 for the nine months ended September 30, 1999, to $774,000 for the nine months ended September 30, 2000. The Association's cost of deposit funds increased from 3.87% for the nine months ended September 30, 1999, to 4.02% for the 2000 period.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the nine months ended September 30, 2000, and 1999. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at September 30, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income increased $12,000, or 62.6%, from $19,000 for the nine months ended September 30, 1999, to $31,000 for the nine months ended September 30, 2000. The increase was the direct result of a nonrecurring item included in other income and fees for the nine months ended September 30, 2000.

NONINTEREST EXPENSE. Noninterest expense decreased $100,000, or 11.6%, from $864,000 for the nine months ended September 30, 1999, to $764,000 for the 2000 period. The decrease in noninterest expense was partly attributable to a decrease in legal and accounting fees of $21,000, or 25.7%, from $83,000 for September 30, 1999, to $62,000 for September 30, 2000, due to a decrease in expenses related to public filings. Franchise, payroll, and other tax expenses decreased $47,000, or 40.1%, from $117,000 for September 30, 1999, to $70,000 for September 30, 2000, due to the reduction of franchise tax expenses. Stationery, printing, and office expenses decreased $22,000, or 55.0%, from $40,000 for September 30, 1999, to $18,000 for September 30, 2000, due to the lapse of the Year 2000 risk.

INCOME TAXES. The provision for income taxes totaled $103,000 for the nine months ended September 30, 2000, an increase of $38,000, or 57.3%, from the $65,000 in the same 1999 period, due to an increase in pretax income.

Comparison of Operating Results for the Three Months
Ended September 30, 2000 and 1999
----------------------------------------------------

NET INCOME. Net income increased $13,000, or 23.3%, from net income of $54,000 for the three months ended September 30, 1999, compared to net income of $67,000 for the same period in 2000. The increase in net income was primarily the result of a decrease in non-interest expenses of $23,000, or 8.5%, offset by an increase in the provision for income taxes of $10,000, or 35.3%.

NET INTEREST INCOME. Net interest income decreased $5,000, or 1.5%, from $345,000 for the three months ended September 30, 1999, to $340,000 for the three months ended September 30, 2000. Interest and dividend income increased $4,000, or 0.6%, from $594,000 for the three months ended September 30, 1999, to $598,000 for the three months ended September 30, 2000, while interest expense increased $9,000, or 3.5%, from $249,000 for the 1999 period to $258,000 for the 2000 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income increased $4,000, or 0.6%, for the three months ended September 30, 2000, compared to the same period in 1999. Interest income on investments, including interest-bearing deposits, decreased $1,000, or 1.1%, to $118,000, for the three months ended September 30, 2000, compared to $119,000 for the 1999 period. The decrease in interest income on investments was directly attributable to the $625,000 decrease in the average balance of investments for the three months ended September 30, 2000, compared to the 1999 period, offset by an average yield increase of 49 basis points from 6.06% for the three months ended September 30, 1999, to 6.55% for the same period in 2000. Interest income on loans increased $7,000, or 1.4%, from $455,000 for the three months ended September 30, 1999, to $462,000 for the three months ended September 30, 2000. The increase in interest income on loans was primarily the result of an overall increase in the average balance of loans in the amount of $314,000. Interest income on mortgage-backed securities decreased $2,000, or 19.3%, to $10,000, for the three months ended September 30, 2000, compared to $12,000 for the 1999 period.

INTEREST EXPENSE. Total interest expense increased by $9,000, or 3.5%, from $249,000 for the three months ended September 30, 1999, to $258,000 for the three months ended September 30, 2000. The Association's cost of deposit funds increased from 3.88% for the three months ended September 30, 1999, to 4.08% for the 2000 period, while average outstanding deposits decreased $380,000, or 1.5%. The decrease in the average balance of deposits was the result of customers investing funds in alternative investment products.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the three months ended September 30, 2000 and 1999. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at September 30, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income increased $5,000, or 63.5%, from $7,000 for the three months ended September 30, 1999, to $12,000 for the three months ended September 30, 2000, as a direct result of an increase in service fees and other income.

NONINTEREST EXPENSE. Noninterest expense decreased $23,000, or 8.5%, from $270,000 for the three months ended September 30, 1999, to $247,000 for the 2000 period. The decrease in noninterest expense was partly attributable to a decrease in franchise, payroll, and other tax expenses of $22,000, or 58.1%, from $37,000 for the three months ended September 30, 1999, to $15,000 for the three months ended September 30, 2000, due to the decrease in franchise tax expenses. Stationery, printing, and office expenses decreased $8,000, or 59.0%, from $13,000 for the three months ended September 30, 1999, to $5,000 for the three months ended September 30, 2000, due to the lapse of the Year 2000 risk. Legal and accounting fees increased $10,000, or 68.3%, from $15,000 for the three months ended September 30, 1999, to $25,000 for the three months ended September 30, 2000.

INCOME TAXES. The provision for income taxes totaled $37,000 for the three months ended September 30, 2000, an increase of $10,000, or 35.3%, from $27,000 in the same 1999 period, due to an increase in pretax income.

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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank (the "FHLB") of Cincinnati advances. At September 30, 2000, the Association's borrowing capacity from the FHLB totaled approximately $8.5 million, of which there were no advances outstanding.

As of September 30, 2000, the Association had $871,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with the Office of Thrift Supervision (the "OTS") regulations. At September 30, 2000, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At September 30, 2000, the Association's capital ratios were as follows:

                                                                 Association
                                           Requirement              Actual
                                           -----------           -----------
            Tangible capital                   1.50%                19.36%
            Core capital                       3.00%                19.36%
            Risk-based capital                 8.00%                38.65%

Risk Elements
-------------

A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. Once the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the financial condition of the borrower. There were no nonperforming assets outstanding as of September 30, 2000, and December 31, 1999.

Management believes the level of the allowance for loan losses at September 30, 2000, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

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


                                     OHIO STATE FINANCIAL SERVICES, INC.


Date: November 3, 2000               By:  /s/ Jon W. Letzkus
                                        ---------------------------
                                          Jon W. Letzkus
                                          President and Chief Executive Officer
                                          (Duly Authorized)


Date: November 3, 2000               By:   /s/ James A. Trouten
                                        ---------------------------
                                          James A. Trouten
                                          Treasurer
                                          (Duly Authorized)