Form 10KSB
period 2000-12-31
OHIO STATE FINANCIAL SERVICES INC
filed 2001-03-30
CIK 1039188

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

       [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [Fee Required]

                      For the Fiscal Year December 31, 2000

                                       OR

      []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [No Fee Required]

        For the transition period from _______________ to _______________

                        Commission File Number 000-23109

                       OHIO STATE FINANCIAL SERVICES, INC.
                      -------------------------------------
                 (Name of small business issuer in its charter)

              Ohio                                       31-1529204
-------------------------------                 -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

                     435 Main Street, Bridgeport, Ohio 43912
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (740) 635-0764

       Securities registered pursuant to Section 12(b) of the Exchange Act
                                      None
                                     ------

      Securities registered pursuant to Section (12(g) of the Exchange Act
                        Common Shares, without par value
                        --------------------------------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year: $2.4 million.

Based on the average of the bid and asked prices quoted by the OTC Bulletin Board as of March 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant, on that date was approximately $3.4 million.

At March 1, 2001, there were 634,168 shares issued and 495,398 outstanding of the Registrant's Common Shares.

Part II of Form 10-KSB: Portions of the 2000 Annual Report to Shareholders in
Exhibit 13.

Part III of Form 10-KSB: Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders in Exhibit 20.

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

     As a savings and loan holding company, OSFS is subject to regulation, supervision, and examination by the Office of Thrift Supervision (the "OTS"). The activities of OSFS have been limited primarily to holding the common stock of the Association. Consequently, the following discussion focuses primarily on the business of the Association.

    As an Ohio savings and loan association, the Association is subject to supervision and regulation by the OTS, the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), and the Federal Deposit Insurance Corporation (the "FDIC"). The Association is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati, and the deposits of the Association are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF").

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

     LOAN PORTFOLIO COMPOSITION. The following table presents certain information in respect to the composition of the Association's loan portfolio at the dates indicated:


                                                                          At December 31,
                                           ----------------------------------------------------------------------------
                                                    2000                       1999                      1998
                                           -----------------------    -----------------------   -----------------------
                                                       Percent of                 Percent of                Percent of
                                           Amount      total loans    Amount      total loans   Amount      total loans
                                           ------      -----------    ------      -----------   ------      -----------
                                                                       (Dollars in thousands)
Real estate loans:
   One- to four-family                       $22,468       90.10%      $21,766       87.55%      $20,238       80.60%
   Nonresidential                                579        2.32           704        2.83           585        2.33
   Land                                           36         .14             5         .02             1        0.01
   Construction                                  550        2.21           993        3.99           708        2.82
Consumer loans:
   Automobiles                                   862        3.46         1,070        4.30         1,315        5.24
   Savings accounts                              110         .44           193         .78           355        1.41
   Other                                          63         .25           112         .45         1,870        7.45
Commercial loans                                 270        1.08            19         .08            36        0.14
                                           ---------    --------      ----------  ---------     ----------  --------

       Total loans                            24,938      100.00%       24,862      100.00%       25,108      100.00%
                                                          ======                    ======                    ======

Less:
   Loans in process                              157                       595                       367
   Deferred loan fees                            (23)                      (15)                        5
   Allowance for loan losses                     140                       141                       141
                                           ----------                 ---------                 ---------

       Total loans, net                      $24,664                   $24,141                   $24,595
                                             =======                   =======                   =======


     LOAN MATURITY. The following table sets forth certain information as of December 31, 2000, regarding the dollar amount of loans maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by the Association in its portfolio generally include due-on-sale clauses that provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Association's consent. The table does not include the effects of possible prepayments or scheduled repayments.


                        During the year    Due 1-3       Due 3-5      Due 5-10     Due 10-20    Due over
                            ending          years         years         years        years      20 years
                          December 31,      after         after         after        after        after
                             2001          12/31/01      12/31/01     12/31/01     12/31/01     12/31/01     Total
                          ------------     --------      --------     --------     --------     --------     -----
                                                            (Dollars in thousands)

Real estate loans:
   One- to four-family        $  16          $408        $  539         $5,626      $11,897      $3,982      $22,468
   Nonresidential                 6            53            15              9          353         143          579
   Land                           -             4             -             32            -           -           36
   Construction                   -             -             -            246            -         304          550
Consumer loans                  135           334           490             76            -           -        1,035
Commercial loans                  1             4             42           223            -           -          270
                            -------       -------      ---------      --------    ---------    --------     --------
       Total                   $158          $803        $1,806         $6,212      $12,250      $4,429      $24,938
                               ====          ====        ======         ======      =======      ======      =======

     The following table sets forth the dollar amounts of all loans contractually due after December 31, 2001, and shows the amount of such loans which have predetermined interest rates and which have floating or adjustable interest rates:


                                                                      Fixed            Adjustable
                                                                      Rates              Rates               Total
                                                                     -------            -------              -----
                                                                                 (Dollars in thousands)
        Real estate loans:
           One- to four-family                                       $20,775             $1,677            $22,452
           Nonresidential                                                573                  -                573
           Land                                                           36                  -                 36
           Construction                                                  550                  -                550
        Consumer loans                                                   900                  -                900
        Commercial loans                                                 269                  -                269
                                                                     -------             ------            -------
               Total                                                 $23,103             $1,677            $24,780
                                                                     =======             ======            =======

     LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of the Association is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within the Association's primary market area. At December 31, 2000, the Association's one- to four-family residential real estate loans totaled approximately $22.5 million, or 90.10% of total loans.

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

     The Association currently offers fixed-rate loans with terms of up to 25 years, though most loans are originated with terms of 15 years. The Association does offer adjustable-rate mortgage loans ("ARMs") for terms of up to 25 years, but has originated very few ARMs since 1990. The maximum interest rate adjustment period on the ARMs is five years, but can be any number of years less than five. The interest rate adjustments on ARMs presently offered by the Association are indexed to the quarterly National Average Cost of Funds to SAIF-Insured Institutions. Rate adjustments are computed by adding a stated margin, typically 2% to the index, with a maximum adjustment of 5% over the term of the loan.

     The Association has purchased interests in loans from other Ohio financial institutions at times when there was low loan demand in the Association's primary market area. Such purchases consist of fixed-rate loans which meet the Association's underwriting standards. The Association's loan portfolio includes two participation interests in several single-family loans secured by properties located in Columbus, Ohio. At December 31, 2000, the outstanding balance of participation loans purchased, which is included in the one- to four-family loans, was $2.0 million, or 8.1% of the Association's total loan portfolio.

     LOANS SECURED BY MULTIFAMILY RESIDENCES. The Association originates a limited number of loans secured by multifamily properties, which contain more than four units. Multifamily loans are offered with fixed rates of interest for terms of up to 25 years and have LTVs of up to 75%.

     Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies, and other factors beyond the control of the borrower. The Association attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. The Association requires borrowers to agree to submit financial statements annually to enable the Association to monitor the loan and requires an assignment of rents.

     NONRESIDENTIAL REAL ESTATE. The Association also originates a limited number of loans for the purchase of nonresidential real estate. The Association's nonresidential real estate loans have fixed rates, terms of up to 25 years, and LTVs of up to 80%. A church and a funeral home are among the properties securing nonresidential real estate loans in the Association's primary market area.

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

        At December 31, 2000, approximately $579,000, or 2.32% of the Association's total loans, were secured by mortgages on nonresidential real estate.

        LAND LOANS. The Association also originates a limited number of loans secured by single-family land lots. The Association's land loans are generally three year amortizing loans and require an LTV of 75% or less. At December 31, 2000, there were three land loans made to individuals intending to construct and occupy a single family residence on the property of approximately $36,000, or
 .14% of the Association's total loans.

        CONSTRUCTION LOANS. The Association originates a limited number of loans for the construction of single-family residential real estate. Construction loans are structured as permanent loans with fixed rates of interest and terms of up to 25 years. During the first six months, while the residence is being constructed, the borrower is required to pay interest only. Construction loans have LTVs of up to 80%, with the value of the land counting as part of the owner's equity. At December 31, 2000, the Association has approximately $550,000, or 2.21% of its total loans, invested in construction loans.

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

        At December 31, 2000, the Association had approximately $1.0 million, or 4.15% of its total loans, invested in consumer loans.

        COMMERCIAL LOANS. The Association has occasionally made commercial loans to businesses in its primary market area. At December 31, 2000, the Association had approximately $270,000, or 1.08% of total loans, invested in six commercial loans. One loan was made to a local village, while the remaining loans were made to local businesses. Five of the loans are secured by vehicles and one loan is unsecured.

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

        LOAN ORIGINATIONS AND PARTICIPATIONS. Currently, the Association is originating fixed-rate loans for its portfolio and not with the intention of selling such loans in the secondary market. The Association occasionally purchases participation interests in fixed-rate loans originated by other financial institutions which meet the Association's underwriting standards. Typically, the Association purchases a 90% interest in the loan, with the seller retaining a 10% interest and the servicing of the loan. At December 31, 2000, the outstanding balance of participation loans purchased, which is included in the one- to four-family loans, was $2.0 million, or 8.1% of the Association's total loan portfolio. See "Loans Secured by One- to Four-Family Real Estate."

        The following table presents the Association's total loan origination, participation, and repayment activity for the periods indicated:

                                                                                    Year Ended December 31,
                                                                          ----------------------------------------
                                                                          2000               1999             1998
                                                                          ----               ----             ----
                                                                                  (Dollars in thousands)
        Total gross loans receivable at beginning
           of period                                                     $24,862            $25,108          $24,590

        Loans originated:
          Real estate:
            One- to four-family                                            2,897              1,999            2,342
            Multifamily                                                        -                  -                -
            Land                                                              57                  -                -
            Nonresidential                                                     -                200               10
            Construction                                                     412                795              734
          Consumer                                                           940              1,481            1,369
          Commercial                                                         223                 15                -
                                                                           -----              -----            -----
               Total loans originated                                      4,529              4,490            4,455

        Loan participations:
          One- to four-family                                                  -                  -                -

        Loan principal repayments                                         (4,452)            (4,736)          (3,824)
        Charge-offs                                                           (1)                 -              (42)
        Foreclosures                                                            -                  -             (71)
                                                                           -----              -----            -----

               Net loan activity                                              76               (246)             518
                                                                           -----              -----            -----

        Total gross loans receivable at end of
           period                                                        $24,938            $24,862          $25,108
                                                                         =======            =======          =======


        The Association issues written commitments to prospective borrowers on all approved mortgage loans which expire within 30 days of the date of issuance and charges an application fee. In some instances, commitments may be renewed or extended. At December 31, 2000, the Association had $235,000 of outstanding commitments to originate loans and $157,000 in undisbursed funds related to construction loans. Management believes that less than 1% of loan commitments expire without being funded.

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

        Based on such limits, the Association was able to lend approximately $919,000 to one borrower at December 31, 2000. The maximum amount that the Association will lend to one borrower, however, is $500,000. The largest amount the Association had outstanding to one borrower at December 31, 2000, was $294,000, which consisted of one loan secured by real property. At December 31, 2000, the loans were performing in accordance with their terms.

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

        The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                              At December 31,
                          ---------------------------------------------------------------------------------------------
                                     2000                            1999                             1998
                          ---------------------------    -----------------------------    -----------------------------
                                              Percent                          Percent                          Percent
                                             of Total                         of Total                         of Total
                          Number    Amount    Loans      Number     Amount     Loans      Number     Amount      Loans
                          ------    ------   --------    ------     ------    --------    ------     ------    -------
                                                             (Dollars in thousands)
Loans delinquent for:
  30 - 59 days               14       $236      0.95%       25       $433        1.74%        5        $54        0.22%
  60 - 90 days                1         35      0.14         3         52        0.21         -          -        0.00
                            ---     ------      ----       ---     ------        ----        --     ------        ----
   Total delinquent
    loans                    15       $271      1.09%       28       $485        1.95%        5        $54        0.22%
                             ==       ====      ====        ==       ====        ====        ==        ===        ====


        Nonperforming assets include nonaccruing loans, accruing loans which are delinquent more than 90 days, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures, and repossessed assets. The Association did not have any nonperforming assets at December 31, 2000, 1999 and 1998.

        Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of the recorded investment in the property or its fair value minus estimated costs of sale. Prior to foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2000, the Association had no real estate acquired in settlement of loans.

        The Association classifies its assets on a regular basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful", or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the Association is not warranted. In addition, federal regulations also contain a "special mention" category consisting of assets which do not currently expose an institution to a different degree of risk to warrant classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. The Association did not have any classified assets at December 31, 2000, 1999 or 1998.

        The Association establishes a general allowance for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the Association establishes a specific allowance for loss in the amount of $100% of the portion of the asset classified loss or charges off the portion of any real estate loan deemed to be uncollectible. See "Allowance for Loan Losses."

        The Association analyzes each classified asset on a monthly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower, and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly. At December 31, 2000, the Association had classified $35,000 of assets as special mention.

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

        The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:

                                                                                     Year Ended December 31,
                                                                           ----------------------------------------
                                                                           2000               1999             1998
                                                                           ----               ----             ----
                                                                                    (Dollars in thousands)

Balance at beginning of year                                               $141               $141             $141

Charge-offs                                                                  (1)                 -              (42)
Recoveries                                                                    -                  -                1
                                                                        -------            -------          -------
   Net (charge-offs) recoveries                                              (1)                 -              (41)
                                                                         ------            -------            -----

Provision for loan losses                                                     -                  -               41
                                                                        -------            -------           ------

Balance at end of year                                                     $140               $141             $141
                                                                           ====               ====             ====
Ratio of net (charge-offs) recoveries to average
  loans outstanding during the year                                       (0.01)%              N/A            (0.16)%

Ratio of allowance for loan losses to total loans                          0.56%              0.57%            0.56%


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

                                                                   At December 31,
                                         2000                            1999                             1998
                              ----------------------------    ---------------------------    ---------------------------
                                         Percent of loans               Percent of loans                Percent of loans
                                         In each category               in each category                in each category
                              Amount      to total loans      Amount      to total loans     Amount      to total loans
                              -------   ------------------    -------   -----------------    -------   -----------------
                                                               (Dollars in thousands)
Real estate:
   One- to four-family          $132          90.10%            $132          87.55%           $117          80.60%
   Multifamily                     -           0.00                -           0.00               -           0.00
   Nonresidential                  2           2.32                2           2.83               2           2.33
   Construction                    -           2.21                -           3.99               -           2.82
   Land                            -            .14                -           0.02               -           0.00
Consumer                           -           1.08                -           0.08               -           0.15
Commercial                         -           1.08                -           0.08               -           0.15
                               -----         ------           ------         ------          ------         ------

       Total                    $140         100.00%            $141         100.00%           $141         100.00%
                               =====         ======           ======         ======          ======         ======


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

        The Association's securities available-for-sale and investment securities held-to-maturity at December 31, 2000, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Association's equity, excluding those issued by the U.S. Government or its agencies. As of December 31, 2000, the Association's investment portfolio was comprised of FHLB stock, U.S. Government and agency securities, mortgage-backed securities, and stock of a service provider, with an aggregate fair value of $4.3 million.

        At December 31, 2000, the Association held mortgage-backed securities in its held-to-maturity investment portfolio with an amortized cost of $377,000. The average yield on mortgage-backed securities at December 31, 2000, was 9.26%. The Association's mortgage-backed securities at December 31, 2000, were all issued by the Government National Mortgage Association (the "GNMA") or the Federal Home Loan Mortgage Corporation (the "FHLMC"), representing participation interests in direct pass-through pools of long-term mortgage loans originated and serviced by the issuers of the securities. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

        The following table sets forth the composition of the Association's interest-bearing deposits and investment securities portfolio, including those designated as available-for-sale, at the dates indicated:

                                                                     At December 31,
                                      --------------------------------------------------------------------------
                                                 2000                     1999                     1998
                                      -----------------------   -----------------------    ---------------------
                                       Carrying       Fair       Carrying       Fair       Carrying       Fair
                                         Value        Value        Value        Value        Value        Value
                                      -----------    --------   ---------     ---------    ---------     -------
                                                                 (Dollars in thousands)
Interest-bearing deposits               $2,237       $2,237      $4,255         $4,255       $4,792       $4,792
Interest-bearing time deposits             500          500         400            400        3,100        3,100
Investment securities:
   Held-to-maturity:
      U.S. Government and
        federal agencies                 3,498        3,444       3,198          2,988          300          307
      Mortgage-backed
        securities                         377          395         496            522          667          712
   Available-for-sale:
      FHLB stock                           430          430         400            400          374          374
      Intrieve, Inc. stock                  15           15          15             15           15           15
                                      --------     --------    --------       --------     --------     --------

            Total                       $7,057       $7,021      $8,764         $8,580       $9,248       $9,300
                                        ======       ======      ======         ======       ======       ======


        The maturities of the Association's interest-bearing deposits and investment securities (excluding mortgage-backed securities) at December 31, 2000, are indicated in the following table:

                                                                December 31, 2000
                           -------------------------------------------------------------------------------------------------------
                           One year or less  One to five years  Five to ten years  More than ten years Total Investment Securities
                           ----------------  -----------------  -----------------  ------------------- ---------------------------
                          Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average    Carrying           Market
                           Value    Yield      Value    Yield     Value    Yield     Value    Yield       Value    Yield    Value
                          --------  -------  --------  -------  --------  -------  --------  -------    --------  ------   ------
Interest-bearing deposits  $2,237    6.26%    $   -     0.00%    $    -      0.00%    $   -    0.00%     $2,237    6.26%   $2,237
Interest-bearing time         200    6.60       300     7.37          -      0.00         -    0.00         500    7.06       500
   deposits
Investment securities:
   U.S. Government and
     federal agencies         100    6.00       400     6.90        600      6.46     2,398    6.80       3,498    6.73     3,444
   Intrieve, Inc. stock        15    0.00         -     0.00          -      0.00         -    0.00          15    0.00        15
   FHLB stock                 430    7.40         -     0.00          -      0.00              0.00         430    7.40       430
                          -------           -------             -------            --------             -------           -------

            Total          $2,982    6.41%     $700     7.10%      $600      6.46%   $2,398    6.80%     $6,680    6.63%   $6,626
                           ======              ====                ====              ======              ======


        The maturities of the Association's mortgage-backed securities portfolio are indicated in the following tables:

                                                       At December 31, 2000
                           After one              After five
  One year or less     through five years      through ten years        After ten years              Total
-------------------   --------------------   ---------------------    -------------------   ------------------------
Carrying    Average   Carrying     Average   Carrying      Average    Carrying    Average   Carrying          Market
  Value      Yield      Value       Yield     Value         Yield       Value      Yield      Value   Yield    Value
--------------------------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
   $2       9.50%         $-        0.00%      $40           9.54%      $334       9.47%       $377    9.48%   $395

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

        The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Association at the dates indicated:

                                                                      At December 31,
                                        -----------------------------------------------------------------------
                                                 2000                      1999                     1998
                                        ----------------------    ----------------------     -----------------
                                                    Percent of                Percent of                 Percent of
                                                       total                     total                      total
                                           Amount    deposits        Amount    deposits        Amount     deposits
                                           ------    --------        ------    --------        ------     --------
                                                                  (Dollars in thousands)
Transaction accounts:
   Regular savings accounts (1)          $  9,459       38.63%     $  9,826       38.47%      $9,686        38.06%
   NOW and Super NOW
    accounts (2)                            1,519        6.20         1,462        5.73         1,227        4.82
   Money market accounts (3)                1,402        5.73         1,821        7.13         2,136        8.39
                                         --------    --------      --------   ---------       -------    --------

        Total transaction
          accounts                         12,380       50.56        13,109       51.33        13,049       51.27
                                         --------       -----      --------    --------       -------    --------

Certificates of deposit
   3.01 - 5.00%                             4,766       19.46         7,476       29.27         5,866       23.05
   5.01 - 7.00%                             7,237       29.55         4,956       19.40         6,535       25.68
   7.01 - 9.00%                               106        0.43             -        0.00             -        0.00
                                         --------   ---------      --------   ---------         -----   ---------

        Total certificates of
          deposit (4)                      12,109       49.44        12,432       48.67        12,401       48.73
                                         --------     -------      --------     -------       -------   ---------

        Total deposits                   $ 24,489      100.00%     $ 25,541      100.00%      $25,450      100.00%
                                         ========      ======      ========      ======       =======   =========


(1) The weighted average rate on passbook savings accounts was 3.0% at December 31, 2000, 1999, and 1998, respectively.

(2) The weighted average rate on NOW and Super NOW accounts was 1.75% at December 31, 2000, 1999, and 1998, respectively.

(3) The weighted average rate on money market accounts was 2.75% at December 31, 2000, 1999, and 1998, respectively.

(4) The weighted average rate on all certificates of deposit was 5.62%, 4.96%, and 5.07% at December 31, 2000, 1999, and 1998, respectively.


        The following table shows rate and maturity information for the Association's certificates of deposit at December 31, 2000:

                                                                       Amount Due
                                        ----------------------------------------------------------------------
                                                         Over             Over
                                          Up to        1 year to       2 years to       Over
        Rate                            one year        2 years         3 years        3 years         Total
        ----                            --------       ---------       ---------      ---------      ---------
                                                                 (Dollars in thousands)
3.01% to 5.00%                            $ 3,367         $  821         $218           $ 361        $  4,767
5.01% to 7.00%                              5,837          1,045          228             125           7,235
7.01% to 9.00%                                100              6            -               -             106
                                          -------         ------       ------         -------          ------

        Total certificates of deposit     $ 9,304         $1,872         $446           $ 486        $ 12,108
                                          =======         ======         ====           =====        ========

        At December 31, 2000, approximately $9.3 million of the Association's certificates of deposit mature within one year. Based on past experience and the Association's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with the Association at maturity. If, however, the Association is unable to renew the maturing certificates for any reason, borrowings of up to $8.6 million are available from the FHLB of Cincinnati.

        The following table presents the amount of the Association's certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2000:

           Maturity                                Amount
                                           (Dollars in thousands)

       Three months or less                        $  399
       Over 3 months to 6 months                      363
       Over 6 months to 12 months                     544
       Over 12 months                                 105
                                                   ------

            Total                                  $1,411
                                                   ======


        The majority of the above certificates of deposit are held by long-time depositors at the Association and management believes that a substantial percentage of such certificates will be renewed with the Association at maturity.

        The following table sets forth the Association's deposit account balance activity for the periods indicated:

                                                                               Year Ended December 31,
                                                                       -------------------------------------
                                                                        2000           1999           1998
                                                                       -------        -------        -------
                                                                               (Dollars in thousands)
Beginning balance                                                      $25,541         $25,450         $26,333
Net increase (decrease) before interest credited                        (2,055)           (903)         (1,909)
Interest credited                                                        1,003             994           1,026
                                                                     ---------       ---------       ---------

  Ending balance                                                       $24,489         $25,541         $25,450
                                                                       =======         =======         =======

  Net increase (decrease)                                              $(1,052)     $       91         $  (833)
                                                                       =======      ==========         =======


        BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. See "REGULATION - Federal Home Loan Banks." As a member in good standing of the FHLB of Cincinnati, the Association is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (the "QTL") test. See "REGULATION - Office of Thrift Supervision -- Qualified Thrift Lender Test." If an association meets the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2000, the Association was in compliance with the QTL test. During the years ending December 31, 2000, 1999, and 1998, the Association did not utilize FHLB advances.

        During the year ended December 31, 1999, the Association had short-term borrowings with two local financial institutions with average balances of $69,000. The total balance outstanding of $893,000 at December 31, 1998 was paid during the year ended December 31, 1999.

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

EMPLOYEES

        At December 31, 2000, the Association had 13 full-time employees and no part-time employees. The Association believes that relations with its employees are excellent. The Association offers health, life, and disability benefits to all employees and has a defined benefit pension plan and a 401(k) plan for its eligible full-time employees. None of the employees of the Association are represented by a collective bargaining unit.

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

         As a savings association organized under the laws of the State of Ohio, the Association is subject to regulatory oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because the Association's deposits are insured by the FDIC, the Association is also subject to examination and regulation by the FDIC. The Association must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS to determine whether the Association is in compliance with various regulatory requirements and is operating in a safe and sound manner. The Association is a member of the FHLB of Cincinnati.

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

         The GLB authorizes a new "financial holding company," which can own banks and thrifts and which is also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

         The GLB Act is not expected to have a material effect on the activities in which OSFS and the Association currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

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

         REGULATORY CAPITAL REQUIREMENTS. The Association is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement. Pursuant to that requirement, a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, and the Association currently qualifies for such exemption.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Association's capital at December 31, 2000, met the standards for the highest category, a "well-capitalized" institution.

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

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States Government, state or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet the liquidity requirement. The eligible liquidity of the Association at December 31, 2000, was approximately $6.0 million, or 23.79%.

         QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the

QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At December 31, 2000, the Association qualified as a QTL.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Association was in compliance with such restrictions at December 31, 2000.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. OSFS is an affiliate of the Association. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Association was in compliance with these requirements and restrictions at December 31, 2000.

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

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice of the proposed capital distribution with the OTS.

         HOLDING COMPANY REGULATION. OSFS is a savings and loan holding company within the meaning of the HOLA. As such, OSFS has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by OSFS Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, OSFS generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of OSFS and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 2000, the Association met both those tests.

         If OSFS acquired control of another savings institution, other than through a merger or other business combination with the Association, OSFS would become a multiple savings and loan holding company and its activities would thereafter be subject to restrictions.

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

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF OSFS AND THE ASSOCIATION. In addition to the Ohio law limitations on the merger with, and acquisition of, OSFS, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of the Association or OSFS without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition.

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

FEDERAL RESERVE REQUIREMENTS

         FRB regulations require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At December 31, 2000, the Association was in compliance with the reserve requirements.

FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. The Association is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of the Association's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. The Association was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $430,000 at December 31, 2000.

         Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.

                                    TAXATION

FEDERAL TAXATION

         OSFS and the Association are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, OSFS and the Association may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income, computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration. The Association's average gross receipts for the three tax years ending on December 31, 2000, is $2.5 million, and, as a result, the Association does qualify as a small corporation exempt from the alternative minimum tax.

         Certain thrift institutions, such as the Association, are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 593 of the Code. The "experience" method is also available to small banks. Under the "experience" method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Association to OSFS is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of the Association for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 2000, the pre-1988 reserves of the Association for tax purposes totaled approximately $787,000. The Association believes it had approximately $5.1 million of accumulated earnings and profits for tax purposes as of December 31, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes 6 and 7 to the financial statement. No representation can be made as to whether the Association will have current or accumulated earnings and profits in subsequent years.

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

         The Association is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the taxable book net worth, and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," the Association is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.  DESCRIPTION OF PROPERTY

        The following table sets forth certain information at December 31, 2000, regarding the properties on which the main office and the branch office of the Association are located:

                                             Owned or         Date        Square        Net book
Location                                      Leased        Acquired      Footage         Value      Deposits
--------                                    ----------     ----------    ---------     -----------  ---------
                                                                                                  (In thousands)
435 Main Street
Bridgeport, Ohio  43912                        Owned          1964         4,744        $107,804      $17,994

4000 Central Avenue
Shadyside, Ohio 43947                          Owned          1979         2,197        $268,972      $ 6,495

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the shareholders of OSFS during the last quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information contained in those portions of the Annual Report to Shareholders for the fiscal year December 31, 1999 (the "Annual Report"), which is included in Exhibit 13 hereto, under the caption "MARKET PRICE OF COMMON SHARES AND RELATED SECURITY HOLDER MATTERS" is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The information contained in those portions of the Annual Report included in Exhibit 13 hereto, under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

        The Consolidated Financial Statements contained in those portions of the Annual Report included in Exhibit 13 hereto, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of OSFS (the "Proxy Statement"), which is included in Exhibit 20 hereto, under the captions "PROPOSAL ONE - ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS," "VOTING SECURITIES AND OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by reference.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                         Item 3       Amended Articles of Incorporation and Code of Regulations

                         Item 10      Material Contracts

                         Item 13      The 2000 Annual Report to Shareholders

                         Item 20      Proxy Statement for 2001 Meeting of Shareholders

                         Item 21      Subsidiaries of the Registrant

                  (b) No current report on Form 8-K was filed by OSFS during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2001.

                                   OHIO STATE FINANCIAL SERVICES, INC.


                                   By: /s/ Jon W. Letzkus
                                       -----------------------------
                                       Jon W. Letzkus
                                       President, Chairman, and a Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

By: /s/ James A. Trouten                      By:/s/ John O. Costine
    -----------------------------------          ------------------------------
     James A. Trouten                            John O. Costine
     Comptroller                                 Director

Date:   March 12, 2001                        Date:   March 12, 2001


By: /s/Anton M. Godez                         By: /s/ William E. Reline
    -----------------------------------          ------------------------------
     Anton M. Godez                               William E. Reline
     Director                                     Director

Date:   March 12, 2001                        Date:   March 12, 2001


By: /s/Manuel C. Thomas
    -----------------------------------
     Manuel C. Thomas
     Director

Date:  March 12, 2001

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

*10.2                     Employment Agreement Extension                       Filed herein
                          between the Association and Jon W.
                          Letzkus

*10.3                     Bridgeport Savings and Loan                          Incorporated herein by reference to
                          Association Recognition and                          Exhibit 10.3 to the Annual Report on
                          Retention Plan and Trust Agreement                   Form 10-KSB of OSFS for the fiscal year
                          as amended on April 21, 1999                         ended December 31, 1999

*10.4                     Ohio State Financial Services, Inc.                  Incorporated herein by reference to
                          1998 Stock Option and Incentive Plan,                Exhibit 10.4 to the Annual Report on Form
                          as amended on April 21, 1999                         10-KSB of OSFS for the fiscal year ended
                                                                               December 31, 1999

*10.5                     Bridgeport Savings and Loan                          Incorporated herein by reference to
                          Association Employee Stock Ownership                 Exhibit 10.3 to the Form S-1
                          Plan

13                        2000 Annual Report to Shareholders of                Filed herein
                          OSFS

20                        Proxy Statement for the 2001 Annual                  Filed herein
                          Meeting of Shareholders of OSFS

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


------------------------
*Indicates management contracts or compensatory plans or arrangements that are required to be filed as an exhibit to this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. 03/29/01 - 353666