Form 10QSB
period 2001-03-31
OHIO STATE FINANCIAL SERVICES INC
filed 2001-05-11
CIK 1039188

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

As of May 4, 2001, the latest practicable date, 495,398 shares of the registrant's common stock, without par value, were outstanding.

Transitional Small Business Disclosure Format: Yes X   No

================================================================================

                     OHIO STATE FINANCIAL SERVICES, INC.

                                      INDEX
                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Financial Condition (Unaudited)
            as of March 31, 2001, and December 31, 2000                    3

           Consolidated Statements of Operations (Unaudited)
            for the Three Months ended March 31, 2001 and 2000             4

           Consolidated Statements of Cash Flows (Unaudited)
            for the Three Months ended March 31, 2001 and 2000             5

           Notes to Unaudited Consolidated Financial Statements            6

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                7 - 9

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                              10

   Item 2. Changes in Securities                                          10

   Item 3. Default Upon Senior Securities                                 10

   Item 4. Submissions of Matters to a Vote of Security Holders           10

   Item 5. Other Information                                              10

   Item 6. Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                11

                      OHIO STATE FINANCIAL SERVICES, INC.
          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                                 March 31,           December 31,
                                                                   2001                   2000
                                                                -----------          -----------
ASSETS
Cash and cash equivalents:
  Cash and amounts due from banks                                $   746,461          $   723,369
  Interest-bearing deposits with other institutions                2,731,576            2,236,501
                                                                 -----------          -----------
       Total cash and cash equivalents                             3,478,037            2,959,870

Interest bearing time deposits                                       400,000              500,000

Investment securities:
  Available-for-sale (cost approximates fair value)                  453,000              445,400
  Held-to-maturity (fair value of $3,472,672
   at 3/31/01; and $3,838,456 at 12/31/00)                         3,460,954            3,874,600

Loans receivable, net                                             24,414,873           24,663,667
Office properties and equipment, net                                 432,901              443,532
Accrued interest receivable, loans, and investments                  127,936              183,593
Other assets                                                          39,559               34,512
                                                                 -----------          -----------
       TOTAL ASSETS                                              $32,807,260          $33,105,174
                                                                 ===========          ===========
LIABILITIES
Deposit accounts                                                 $24,258,407          $24,488,798
Advances by borrowers for taxes and insurance                        111,847              204,130
Accrued interest payable and other liabilities                       146,602              164,400
Deferred federal income taxes                                        103,925              103,925
                                                                 -----------          -----------
       TOTAL LIABILITIES                                          24,620,781           24,961,253
                                                                 -----------          -----------
STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized, no par
 or stated value; 634,168 shares issued; 495,398
 outstanding at 3/31/01, 495,704 outstanding at 12/31/00                  --                   --
Additional paid in capital                                         5,933,649            5,935,687
Treasury stock (138,770 shares at cost as of 3/31/01
 and 138,464 shares at cost as of 12/31/00)                       (1,515,221)          (1,512,409)
Unearned recognition and retention plan shares (RRP)                (249,084)            (264,916)
Unearned employee stock ownership plan shares (ESOP)                (321,158)            (338,340)
Retained earnings - substantially restricted                       4,338,293            4,323,899
                                                                 -----------          -----------
       TOTAL STOCKHOLDERS' EQUITY                                  8,186,479            8,143,921
                                                                 -----------          -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $32,807,260          $33,105,174
                                                                 ===========         ===========

     See accompanying notes to the unaudited consolidated financial statements

                      OHIO STATE FINANCIAL SERVICES, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the three months ended March 31,
                                                            2001             2000
                                                           --------        --------
INTEREST AND DIVIDEND INCOME
Loans                                                      $465,766        $446,627
Mortgage-backed securities                                    8,576          11,432
Interest-bearing deposits and investment securities          96,898         127,811
Dividends on Federal Home Loan Bank stock                     7,694           6,969
                                                           --------        --------
       Total interest and dividend income                   578,934         592,839
                                                           --------        --------
INTEREST EXPENSE
Savings deposits                                            244,094         253,574
                                                           --------        --------
       Total interest expense                               244,094         253,574
                                                           --------        --------
NET INTEREST INCOME                                         334,840         339,265

PROVISION FOR LOAN LOSSES                                        --              --
                                                           --------        --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         334,840         339,265
                                                           --------        --------
NONINTEREST INCOME
Service charges                                               2,059           2,841
Other income and fees                                         6,778          10,015
                                                           --------        --------
       Total noninterest income                               8,837          12,856
                                                           --------        --------
NONINTEREST EXPENSE
Salaries and benefits                                       140,392         133,883
Occupancy expense                                            21,615          14,804
Furniture and equipment expense                               6,531           6,866
Federal insurance premium                                     3,938           5,476
Legal and accounting fees                                    20,238          16,276
Advertising and public relations                              4,950           6,914
Franchise, payroll, and other taxes                          21,522          37,730
Stationery, printing, and office expenses                     6,784           6,181
Service bureau expense                                       18,891          15,705
Other operating expenses                                     26,895          31,916
                                                           --------        --------
       Total noninterest expense                            271,756         275,751
                                                           --------        --------
INCOME BEFORE INCOME TAXES                                   71,921          76,730

PROVISION FOR INCOME TAXES                                   25,625          26,887
                                                           --------        --------
NET INCOME                                                 $ 46,296        $ 49,483
                                                           ========        ========
PER SHARE DATA
   Basic                                                   $    .10        $    .10
                                                           ========        ========
   Diluted                                                 $    .10        $    .10
                                                           ========        ========
AVERAGE SHARES OUTSTANDING-Basic                            447,865         498,455
                                                           ========        ========
AVERAGE SHARES OUTSTANDING-Diluted                          458,793         513,418
                                                           ========        ========

     See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               For the three months ended March 31,
                                                                     2001               2000
                                                                 -----------         -----------

CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                       $    46,296         $    49,483
Adjustments:
  Depreciation                                                        10,631               9,486
  Investment accretion and amortization, net                              23                 (70)
  ESOP and RRP amortization                                           30,976              30,549
  Federal Home Loan Bank stock dividends                              (7,600)             (6,900)
  Accrued interest receivable and other assets                        50,610              35,475
  Accrued interest payable and other liabilities                     (17,798)             (7,441)
                                                                 -----------         -----------
Net cash provided by operating activities                            113,138             110,582
                                                                 -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES
Term deposits, net                                                   100,000                  --
Purchase of held-to-maturity securities                                   --            (300,000)
Proceeds from the call of held-to-maturity securities                400,000                  --
Proceeds from redemptions of mortgage-backed certificates             13,623               8,736
Net change in loans                                                  248,794             156,967
Acquisition of office properties and equipment                            --              (2,026)
                                                                 -----------         -----------
Net cash provided by (used for) investing activities                 762,417            (136,323)
                                                                 -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES
Payment of dividends                                                 (31,902)            (26,366)
Purchase of treasury stock                                            (2,812)           (259,785)
Change in deposits, net                                             (230,391)            811,483
Change in mortgage escrow funds, net                                 (92,283)            (80,733)
                                                                 -----------         -----------
Net cash provided by (used for) financing activities                (357,388)            444,599
                                                                 -----------         -----------
     Change in cash and cash equivalents                             518,167             418,858

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,959,870           5,173,117
                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 3,478,037         $ 5,591,975
                                                                 ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest on deposits                                          $   243,135         $   253,190
   Income taxes                                                       10,229                  --

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

These statements should be read in conjunction with the consolidated statements as of and for the year ended December 31, 2000, and related notes which are included on Form 10-KSB (file no. 0-23109).

NOTE 2 - RECENT ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. SFAS No. 133 precludes a held-to-maturity security from being designated as a hedge item. However, at the date of initial application of SFAS No. 133, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of SFAS No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. The FASB has also issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on the Company.

The FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 addresses a limited number of issues causing implementation difficulties for numerous entities that have adopted SFAS No. 133 and amends the accounting and reporting standards for SFAS No. 133 for certain derivative instruments and certain hedging activities as indicated in the statement. The effective date of this statement is concurrent with the effective date of SFAS. No. 133 (deferred by SFAS No. 137), which is for all fiscal quarters beginning after June 15, 2000. The adoption of SFAS No. 138 did not have a material impact on the Company.

FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Under SFAS No. 140, after a transfer of financial assets, an entity must recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement is generally effective for activity occurring after March 31, 2001. Earlier or retroactive application of this statement is not permitted. Management believes that the adoption of SFAS No. 140 will not have a material impact on the Company.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2001,
and December 31, 2000
---------------------------------------------------
At March 31, 2001, the Company's assets decreased by approximately $298,000, or
 .9%, to $32.8 million from $33.1 million at December 31, 2000. Total cash and cash equivalents increased by $518,000 to $3.5 million at March 31, 2001, from $3.0 million at December 31, 2000. This increase represented the inflow of cash associated with net cash provided by operating activities, proceeds from the call of held-to-maturity securities, and a decrease in loan production, offset by the net decrease in deposits and mortgage escrow funds and the payment of dividends. Held-to-maturity securities decreased by approximately $414,000 to $3.5 million at March 31, 2001, from $3.9 million at December 31, 2000. The decrease reflected the call of U.S. Government securities in the amount of $400,000 and the principal reduction of $14,000 in mortgage-backed certificates. Net loans receivable decreased $249,000 to $24.4 million at March 31, 2001, from $24.7 million at December 31, 2000. The decrease was primarily attributable to the $289,000 decrease in 1-4 family residential mortgage loans.

Deposits decreased $230,000, or .9%, from $24.5 million at December 31, 2000, to $24.3 million at March 31, 2001, as a result of lower deposit account interest rates at the Company as compared to alternative investment products. Advances by borrowers for taxes and insurance decreased $92,000, or 45.2%, from $204,000 at December 31, 2000, to $112,000 at March 31, 2001, due primarily to the payment of customer property taxes during the month of February 2001. Accrued interest payable and other liabilities decreased $18,000 to $147,000 at March 31, 2001, compared to $165,000 at December 31, 2000.

Shareholders' equity increased $46,000, or .5%, to $8.2 million at March 31, 2001. The increase in shareholders' equity was attributable to net income of approximately $46,000, the recognition of shares in the Employee Stock Ownership Plan (the "ESOP") amounting to $15,000, and the recognition of shares in the Recognition and Retention Plan (the "RRP") in the amount of $16,000. The increase was offset by the issuance of dividends in the amount of $32,000. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and policies.

Comparison of Operating Results for the Three Months Ended
March 31, 2001 and 2000
----------------------------------------------------------
NET INCOME. Net income decreased $3,000, or 6.4%, from net income of $49,000 for the three months ended March 31, 2000, compared to net income of $46,000 for the same period in 2001. The decrease in net income was primarily the result of a decrease in net interest income of $4,000, or 1.3% and a decrease in non-interest income of $4,000, or 31.3%, offset by a decrease in non-interest expenses of $4,000, or 1.5%.

NET INTEREST INCOME. Net interest income decreased $4,000, or 1.3%, from $339,000 for the three months ended March 31, 2000, to $335,000 for the three months ended March 31, 2001. Interest and dividend income decreased $14,000, or 2.4%, from $593,000 for the three months ended March 31, 2000, to $579,000 for the three months ended March 31, 2001. Interest expense decreased $9,000, or 3.7%, from $253,000 for the 2000 period to $244,000 for the 2001 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $14,000, or 2.4%, for the three months ended March 31, 2001, compared to the same period in 2000. Interest income on investments, including interest-bearing deposits, decreased $31,000, or 24.2%, to $97,000, for the three months ended March 31, 2001, compared to $128,000 for the 2000 period. The decrease in interest income on investments was directly attributable to the $2.1 million decrease in the average balance of investments for the three months ended March 31, 2001, compared to the 2000 period. Interest income on loans increased $19,000, or 4.3%, from $447,000 for the three months ended March 31, 2000, to $466,000 for the three months ended March 31, 2001. The increase in interest income on loans was the result of an increase in the average balance of loans in the amount of $519,000 and the increase of 16 basis points in the yield on loans. Interest income on mortgage-backed securities decreased $3,000, or 25.0%, to $9,000, for the three months ended March 31, 2001, compared to $12,000 for the 2000 period.

INTEREST EXPENSE. Total interest expense decreased $9,000, or 3.7%, from $253,000 for the 2000 period to $244,000 for the 2001 period. The average outstanding deposits decreased $1.6 million, or 6.3%, which was the result of customers investing funds in alternative investment products. The cost of deposit funds increased from 3.93% for the three months ended March 31, 2000, to 4.02% for the 2001 period.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the three months ended March 31, 2001 and 2000. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at March 31, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the results of operations.

NONINTEREST INCOME. Noninterest income decreased $4,000, or 31.3%, from $13,000 for the three months ended March 31, 2000, to $9,000 for the three months ended March 31, 2001, as a direct result of a decrease in service fees and other income.

NONINTEREST EXPENSE. Noninterest expense decreased $4,000, or 1.5%, from $276,000 for the three months ended March 31, 2000, to $272,000 for the 2001 period. The decrease in noninterest expense was partly attributable to a decrease in franchise, payroll, and other tax expenses of $16,000, or 43.0%, from $38,000 for the three months ended March 31, 2000, to $22,000 for the three months ended March 31, 2001, due to the decrease in franchise tax expenses. Salaries and benefits expense increased $6,000, or 4.9%, from $134,000 for the three months ended March 31, 2000, to $140,000 for the three months ended March 31, 2001, as a result of an increase in employee benefits. Occupancy expense increased $7,000, or 46.0%, from $15,000 for the three months ended March 31, 2000, to $22,000 for the three months ended March 31, 2001, as a result of an increase in maintenance charges for the office building.

INCOME TAXES. The provision for income taxes totaled $26,000 for the three months ended March 31, 2001, a decrease of $1,000, or 4.7%, from $27,000 in the same 2000 period, due to a decrease in pretax income.

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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include the Federal Home Loan Bank (the "FHLB") of Cincinnati advances. At March 31, 2001, the Association's borrowing capacity from the FHLB totaled approximately $8.8 million, of which there were no advances outstanding.

As of March 31, 2001, the Association had $780,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with the Office of Thrift Supervision (the "OTS") regulations. At March 31, 2001, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At March 31, 2001, the Association's capital ratios were as follows:

                                                                Association
                                           Requirement            Actual
         Tangible capital                     1.50%               20.01%
         Core capital                         3.00%               20.01%
         Risk-based capital                   8.00%               39.53%

Risk Elements
-------------
A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. Once the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the financial condition of the borrower. There were no nonperforming assets outstanding as of March 31, 2001, and December 31, 2000.

Management believes the level of the allowance for loan losses at March 31, 2001, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         (a) List of Exhibits:

             99.1  Independent Accountant's Report

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       OHIO STATE FINANCIAL SERVICES, INC.

Date: May 4, 2001                      By: /s/ Jon W. Letzkus
                                           -------------------------------------
                                           Jon W. Letzkus
                                           President and Chief Executive Officer
                                           (Duly Authorized)


Date: May 4, 2001                      By: /s/ James A. Trouten
                                           -------------------------------------
                                           James A. Trouten
                                           Treasurer
                                           (Duly Authorized)