Form 10QSB
period 2001-06-30
OHIO STATE FINANCIAL SERVICES INC
filed 2001-08-14
CIK 1039188

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

As of August 3, 2001, the latest practicable date, 495,398 shares of the registrant's common stock, without par value, were outstanding.

Transitional Small Business Disclosure Format: Yes X  No


================================================================================

                       OHIO STATE FINANCIAL SERVICES, INC.

                                      INDEX


                                                                            Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         as of June 30, 2001, and December 31, 2000                         3

         Consolidated Statements of Operations (Unaudited)
         for the Six Months ended June 30, 2001 and 2000                    4

         Consolidated Statements of Operations (Unaudited)
         for the Three Months ended June 30, 2001 and 2000                  5

         Consolidated Statements of Cash Flows (Unaudited)
         for the Six Months ended June 30, 2001 and 2000                    6

         Notes to Unaudited Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8 - 11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Changes in Securities                                             12

Item 3.  Default Upon Senior Securities                                    12

Item 4.  Submissions of Matters to a Vote of Security Holders              12

Item 5.  Other Information                                                 12

Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                 13

                      OHIO STATE FINANCIAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

                                                            June 30,         December 31,
                                                              2001               2000
                                                          ------------        ------------
ASSETS
Cash and cash equivalents:
  Cash and amounts due from banks                          $   737,625        $   723,369
  Interest-bearing deposits with other institutions          1,342,922          2,236,501
                                                           -----------        -----------
       Total cash and cash equivalents                       2,080,547          2,959,870
                                                           -----------        -----------
Interest bearing time deposits                                 400,000            500,000

Investment securities:
  Held-to-maturity (market value of $3,112,151
   at 6/30/01; and $3,838,456 at 12/31/00)                   3,131,173          3,874,600

Loans receivable, net                                       26,027,913         24,663,667
Office properties and equipment, net                           422,584            443,532
Accrued interest receivable, loans and investments
 (net of reserve for uncollected interest of $-0-
 at 6/30/01; and $-0- at 12/31/00)                             176,537            183,593
Other assets                                                   565,573            479,912
                                                           -----------        -----------
       TOTAL ASSETS                                        $32,804,327        $33,105,174
                                                           ===========        ===========
LIABILITIES
Deposit accounts                                           $24,235,810        $24,488,798
Advances by borrowers for taxes and insurance                  177,580            204,130
Accrued interest payable and other liabilities                 125,863            164,400
Deferred federal income taxes                                  103,925            103,925
                                                           -----------        -----------
       TOTAL LIABILITIES                                    24,643,178         24,961,253
                                                           -----------        -----------
STOCKHOLDERS' EQUITY
Common stock, 3,000,000 shares authorized,
  no par or stated value; 634,168 shares issued;
  495,398 outstanding at 6/30/01,
  495,704 outstanding at 12/31/00                                 --                 --
Additional paid in capital                                   5,937,631          5,935,687
Treasury stock (138,770 shares at cost as of 6/30/01
  and 138,464 shares at cost as of 12/31/00)                (1,515,221)        (1,512,409)
Unearned recognition and retention plan shares (RRP)          (232,900)          (264,916)
Unearned employee stock ownership plan shares (ESOP)          (305,893)          (338,340)
Retained earnings - substantially restricted                 4,277,532          4,323,899
                                                           -----------        -----------
       TOTAL STOCKHOLDERS' EQUITY                            8,161,149          8,143,921
                                                           -----------        -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $32,804,327        $33,105,174
                                                           ===========        ===========

    See accompanying notes to the unaudited consolidated financial statements

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        For the Six Months Ended June 30,
                                                               2001              2000
                                                           ----------        ----------
INTEREST AND DIVIDEND INCOME
  Loans                                                    $  947,919        $  899,728
  Mortgage-backed securities                                   16,845            22,342
  Interest-bearing deposits
   and investment securities                                  172,872           264,476
  Dividends on Federal Home Loan Bank stock                    15,611            14,437
                                                           ----------        ----------
       Total interest and dividend income                   1,153,247         1,200,983
                                                           ----------        ----------
INTEREST EXPENSE
  Savings deposits                                            488,473           515,990
                                                           ----------        ----------
NET INTEREST INCOME                                           664,774           684,993

PROVISION FOR LOAN LOSSES                                         --                --
                                                           ----------        ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           664,774           684,993
                                                           ----------        ----------
NONINTEREST INCOME
  Service charges                                               4,029             5,457
  Other income and fees                                        16,484            14,303
                                                           ----------        ----------
       Total noninterest income                                20,513            19,760
                                                           ----------        ----------
NONINTEREST EXPENSE
  Salaries and benefits                                       292,261           261,806
  Occupancy expense                                            47,189            30,616
  Furniture and equipment expense                              18,037            13,195
  Federal insurance premium                                     7,818             8,183
  Legal, consulting and accounting fees                       134,891            36,982
  Advertising and public relations                              6,922             8,687
  Franchise, payroll and other taxes                           46,841            54,380
  Stationery, printing and office expenses                     14,893            13,082
  Service bureau expense                                       36,779            29,331
  Other operating expenses                                     56,653            60,734
                                                           ----------        ----------
       Total noninterest expense                              662,284           516,996
                                                           ----------        ----------
INCOME BEFORE INCOME TAXES                                     23,003           187,757

PROVISION FOR INCOME TAXES                                      5,509            66,415
                                                           ----------        ----------
NET INCOME                                                 $   17,494        $  121,342
                                                           ==========        ==========
PER SHARE DATA
  Basic                                                    $      .04        $      .25
                                                           ==========        ==========
  Diluted                                                  $      .04        $      .24
                                                           ==========        ==========
AVERAGE SHARES OUTSTANDING-Basic                              449,010           485,269
                                                           ==========        ==========
AVERAGE SHARES OUTSTANDING-Diluted                            459,422           500,233
                                                           ==========        ==========

   See accompanying notes to the unaudited consolidated financial statements.

                        OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For the Three Months Ended June 30,
                                                              2001             2000
                                                            --------        ---------
INTEREST AND DIVIDEND INCOME
  Loans                                                     $482,153         $453,101
  Mortgage-backed securities                                   8,269           10,960
  Interest-bearing deposits
   and investment securities                                  75,974          136,616
  Dividends on Federal Home Loan Bank stock                    7,917            7,469
                                                            --------         --------
       Total interest and dividend income                    574,313          608,146
                                                            --------         --------
INTEREST EXPENSE
  Savings deposits                                           244,379          262,417
                                                            --------         --------
NET INTEREST INCOME                                          329,934          345,729

PROVISION FOR LOAN LOSSES                                         --               --
                                                            --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          329,934          345,729
                                                            --------         --------
NONINTEREST INCOME
  Service charges                                              1,970            2,617
  Other income and fees                                        9,706            4,287
                                                            --------         --------
       Total noninterest income                               11,676            6,904
                                                            --------         --------
NONINTEREST EXPENSE
  Salaries and benefits                                      151,869          127,920
  Occupancy expense                                           25,574           14,812
  Furniture and equipment expense                             11,506            7,329
  Federal insurance premium                                    3,880            2,706
  Legal, consulting and accounting fees                      114,653           20,706
  Advertising and public relations                             1,972            1,772
  Franchise, payroll and other taxes                          25,319           16,650
  Stationery, printing and office expenses                     8,108            6,900
  Service bureau expense                                      17,888           13,627
  Other operating expenses                                    29,760           28,825
                                                            --------         --------
       Total noninterest expense                             390,529          241,247
                                                            --------         --------
INCOME (LOSS) BEFORE INCOME TAXES                            (48,919)         111,386

PROVISION FOR (RECOVERY OF) INCOME TAXES                     (20,116)          39,528
                                                            --------         --------
NET INCOME (LOSS)                                           $(28,803)        $ 71,858
                                                            ========         ========
PER SHARE DATA
  Basic                                                     $   (.06)        $    .15
                                                            ========         ========
  Diluted                                                   $   (.06)        $    .15
                                                            ========         ========
AVERAGE SHARES OUTSTANDING-Basic                             450,156          472,176
                                                            ========         ========
AVERAGE SHARES OUTSTANDING-Diluted                           460,050          487,139
                                                            ========         ========

   See accompanying notes to the unaudited consolidated financial statements.

                       OHIO STATE FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         For the Six Months Ended June 30,
                                                             2001                 2000
                                                          -----------          ----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income                                              $    17,494          $  121,342
  Adjustments:
    Depreciation                                               20,947              20,511
    Investment accretion and amortization, net                    (33)               (136)
    ESOP and RRP amortization                                  66,407              60,775
    Accrued interest receivable and other assets              (78,605)              3,816
    Accrued interest payable and other liabilities            (38,537)            254,132
                                                          -----------          ----------
       Net cash provided by (used for)
        operating activities                                  (12,327)            460,440
                                                          -----------          ----------
CASH FLOW FROM INVESTING ACTIVITIES
  Time deposits, net                                          100,000                  --
  Purchase of held-to-maturity securities                          --            (300,000)
  Proceeds from the call of held-to-
   maturity securities                                        700,000                  --
  Proceeds from redemptions of
   mortgage-backed certificates                                43,461              37,144
  Net change in loans                                      (1,364,246)           (482,358)
  Acquisition of office properties and equipment                   --             (30,438)
                                                          -----------          ----------
       Net cash used for investing activities                (520,785)           (775,652)
                                                          -----------          ----------
CASH FLOW FROM FINANCING ACTIVITIES
  Payment of dividends                                        (63,861)            (51,037)
  Purchase of treasury stock                                   (2,812)           (500,398)
  Change in deposits, net                                    (252,988)            210,595
  Change in mortgage escrow funds, net                        (26,550)             (8,337)
                                                          -----------          ----------
       Net cash used for financing activities                (346,211)           (349,177)
                                                          -----------          ----------
       Change in cash and cash equivalents                   (879,323)           (664,389)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,959,870           5,173,117
                                                          -----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 2,080,547          $4,508,728
                                                          ===========          ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings                   $   486,963          $  515,112
    Income taxes                                               60,349              22,500

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

FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Under SFAS No. 140, after a transfer of financial assets, an entity must recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This statement is generally effective for activity occurring after March 31, 2001. Earlier or retroactive application of this statement is not permitted. The adoption of SFAS No. 140 did not have a material impact on the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2001 and December 31, 2000
------------------------------------------------------------------------

At June 30, 2001, the Company's assets decreased by approximately $301,000, or
 .9%, to $32.8 million from $33.1 million at December 31, 2000. Total cash and cash equivalents decreased by $879,000, or .3%, to $2.1 million at June 30, 2001, from $3.0 million at December 31, 2000. This decrease represented the outflow of cash associated with the increase in loan production, the decrease in deposits and mortgage escrow funds, and the payment of dividends, offset by proceeds from the call of held-to-maturity securities and net change in term deposits. Held-to-maturity securities decreased by approximately $743,000, or 19.2%, to $3.1 million at June 30, 2001, from $3.8 million at December 31, 2000. The decrease reflected the call of United States Government securities in the amount of $700,000 and the principal reduction of $43,000 in mortgage-backed certificates. Net loans receivable increased $1.4 million, or 5.5%, to $26.0 million at June 30, 2001, from $24.6 million at December 31, 2000. The increase was primarily attributable to the $1.4 million increase in 1-4 family residential mortgage loans.

Deposits decreased $253,000, or 1.0%, from $24.5 million at December 31, 2000, to $24.2 million at June 30, 2001, as a result of lower deposit account interest rates at the Company as compared to alternative investment products. Shareholders' equity increased $17,000, or .2%, to $8.2 million at June 30, 2001. The increase was attributable to net income of $17,000, the recognition of shares in the Employee Stock Ownership Plan (the "ESOP") amounting to $34,000, and the recognition of shares in the Recognition and Retention Plan (the "RRP") in the amount of $32,000. The increase was offset by the issuance of dividends in the amount of $64,000. Future dividend policies will be determined by the Board of Directors in light of earnings and financial condition of the Company, including applicable governmental regulations and policies.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000
-------------------------------------------------------------------------------

NET INCOME. Net income decreased $104,000, or 85.6%, from net income of $121,000 for the six months ended June 30, 2000, compared net income of $17,000 for the same period in 2001. The decrease in net income was primarily the result of an increase in non-interest expenses of $145,000, or 28.1%, and a decrease in interest and dividend income of $48,000, or 4.0%, offset by a decrease in interest expense of $28,000, or 5.3% and a decrease in the provision for income taxes of $61,000, or 91.7%.

NET INTEREST INCOME. Net interest income decreased $20,000, or 3.0%, from $685,000 for the six months ended June 30, 2000, to $665,000 for the six months ended June 30, 2001. Interest and dividend income decreased $48,000, or 4.0%, from $1,201,000 for the six months ended June 30, 2000, to $1,153,000 for the six months ended June 30, 2001. Interest expense decreased $28,000, or 5.3%, from $516,000 for the 2000 period to $488,000 for the 2001 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $48,000, or 4.0%, for the six months ended June 30, 2001, compared to the same period in 2000. Interest income on investments, including interest-bearing deposits, decreased $91,000, or 34.6%, to $173,000 for the six months ended June 30, 2001, compared to $264,000 for the 2000 period. The decrease in interest income on investments was directly attributable to the $2.7 million decrease in the average balance of investments for the six months ended June 30, 2001, compared to the 2000 period. Interest income on loans increased $48,000, or 5.4%, from $900,000 for the six months ended June 30, 2000, to $948,000 for the six months ended June 30, 2001. The increase in interest income on loans was primarily the result of an increase in the average balance of loans in the amount of $958,000. Interest income on mortgage-backed securities decreased $5,000, or 24.6%, to $17,000 for the six months ended June 30, 2001, compared to $22,000 for the 2000 period.

INTEREST EXPENSE. Total interest expense decreased by $28,000, or 5.3%, from $516,000 for the six months ended June 30, 2000, to $488,000 for the six months ended June 30, 2001. The Association's average outstanding deposits decreased $1.8 million, from $25.9 million for the period ended June 30, 2000, to $24.1 million for the period ended June 30, 2001. The decrease in the average balance of deposits was the result of customers investing funds in alternative investment products.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the six months ended June 30, 2001, and 2000. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at June 30, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income increased $1,000, or 3.8%, from $20,000 for the six months ended June 30, 2000, to $21,000 for the six months ended June 30, 2001.

NONINTEREST EXPENSE. Noninterest expense increased $145,000, or 28.1%, from $517,000 for the six months ended June 30, 2000, to $662,000 for the 2001 period. The increase in noninterest expense was partly attributable to an increase in salaries and benefits expense of $30,000, or 11.6%, from $262,000 for the six months ended June 30, 2000, to $292,000 for the six months ended June 30, 2001, due to an increase in expenses related to the recognition of RRP shares, increase in officer salaries, and a one-time payment of $15,000 to the Company's directors for services regarding the Agreement and Plan of Merger (the "Merger"), whereby Advance Financial Bancorp is to acquire all of the issued and outstanding shares of the Company. Occupancy expense increased $16,000, or 54.1%, from $31,000 for the six months ended June 30, 2000, to $47,000 for the six months ended June 30, 2001, as a result of an increase in maintenance charges for the office building. Legal, consulting, and accounting fees increased $98,000, from $37,000 for the six months ended June 30, 2000, to $135,000 for the six months ended June 30, 2001, due to an increase in expenses related to the Merger.

INCOME TAXES. The provision for income taxes totaled $5,000 for the six months ended June 30, 2001, a decrease of $61,000, or 91.7%, from the $66,000 in the same 2000 period, due to a decrease in pretax income.

Comparison of Operating Results for the
Three Months Ended June 30, 2001 and 2000
------------------------------------------

NET INCOME. Net income decreased $101,000, or 140.1%, from net income of $72,000 for the three months ended June 30, 2000, compared to a net loss of $29,000 for the same period in 2001. The decrease in net income was primarily the result of an increase in non-interest expenses of $149,000, or 61.8%, and a decrease in interest and dividend income of $34,000, or 5.6%, offset by a decrease in interest expense of $18,000, or 6.9% and a decrease in the provision for income taxes of $60,000, or 150.9%.

NET INTEREST INCOME. Net interest income decreased $16,000, or 4.6%, from $346,000 for the three months ended June 30, 2000, to $330,000 for the three months ended June 30, 2001. Interest and dividend income decreased $34,000, or 5.6%, from $608,000 for the three months ended June 30, 2000, to $574,000 for the three months ended June 30, 2001. Interest expense decreased $18,000, or 6.9%, from $262,000 for the 2000 period to $244,000 for the 2001 period.

INTEREST AND DIVIDEND INCOME. Total interest and dividend income decreased $34,000, or 5.6%, for the three months ended June 30, 2001, compared to the same period in 2000. Interest income on investments, including interest-bearing deposits, decreased $61,000, or 44.4%, to $76,000 for the three months ended June 30, 2001, compared to $137,000 for the 2000 period. The decrease in interest income on investments was directly attributable to the $3.3 million decrease in the average balance of investments for the three months ended June 30, 2001, compared to the 2000 period, while the average yield decreased 50 basis points from 6.52% for the three months ended June 30, 2000, to 6.02% for the same period in 2001. Interest income on loans increased $29,000, or 6.4%, from $453,000 for the three months ended June 30, 2000, to $482,000 for the three months ended June 30, 2001. The increase in interest income on loans was primarily the result of an increase in the average balance of loans in the amount of $1.3 million. Interest income on mortgage-backed securities decreased $3,000, to $8,000 for the three months ended June 30, 2001, compared to $11,000 for the 2000 period.

INTEREST EXPENSE. Total interest expense decreased by $18,000, or 6.9%, from $262,000 for the three months ended June 30, 2000, to $244,000 for the three months ended June 30, 2001. Average outstanding deposits decreased $2.0 million, or 7.5%, from $26.1 million for the period ended June 30, 2000, to $24.1 million for the period ended June 30, 2001 which was the result of customers investing funds in alternative investment products.

PROVISION FOR LOAN LOSSES. No provisions for losses on loans were made for the three months ended June 30, 2001 and 2000. Management judges the adequacy of the allowance for loan losses and any additions to it based on a level which is deemed adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Based on management's evaluation, the amount of the allowance was deemed adequate with no additional provision necessary. Although management believes that its loan loss allowance at June 30, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

NONINTEREST INCOME. Noninterest income increased $5,000, from $7,000 for the three months ended June 30, 2000, to $12,000 for the three months ended June 30, 2001, as a direct result of an increase other income.

NONINTEREST EXPENSE. Noninterest expense increased $149,000, or 61.8%, from $242,000 for the three months ended June 30, 2000, to $391,000 for the 2001 period. The increase in noninterest expense was partly attributable to an increase in salaries and benefits expense of $24,000, or 18.7%, from $128,000 for the three months ended June 30, 2000, to $152,000 for the three months ended June 30, 2001, due to an increase in expenses related to the recognition of ESOP and RRP shares and a one-time payment of $15,000 to the Company's directors for services regarding the Merger. Occupancy expense increased $11,000, or 72.7%, from $15,000 for the three months ended June 30, 2000, to $26,000 for the three months ended June 30, 2001, as a result of an increase in maintenance charges for the office building. Legal, consulting, and accounting fees increased $94,000, from $21,000 for the three months ended June 30, 2000, to $115,000 for the three months ended June 30, 2001, due to an increase in expenses related to the Merger. Franchise, payroll, and other tax expenses increased $8,000, or 52.1%, from $17,000 for the three months ended June 30, 2000, to $25,000 for the three months ended June 30, 2001, due to the increase in franchise tax expenses

INCOME TAXES. The recovery of income taxes totaled $20,000 for the three months ended June 30, 2001. The provision for income taxes of $40,000 for the three months ended June 30, 2001 decreased $60,000, due to pretax income of $111,000 during the period ending June 30, 2000 as compared to a pretax loss of $49,000 during the same period in 2001.

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

The Association has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank (the "FHLB") of Cincinnati advances. At June 30, 2001, the Association's borrowing capacity from the FHLB totaled approximately $8.8 million, of which there were no advances outstanding.

As of June 30, 2001, the Association had $883,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

Management monitors the Association's tangible, core, and risk-based capital ratios in order to assess compliance with the Office of Thrift Supervision (the "OTS") regulations. At June 30, 2001, the Association exceeded the minimum capital ratio requirements imposed by the OTS.

At June 30, 2001, the Association's capital ratios were as follows:

                                                               Association
                                           Requirement            Actual

            Tangible capital                   1.50%              19.60%
            Core capital                       3.00%              19.60%
            Risk-based capital                 8.00%              36.84%

Risk Elements
-------------

A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. Once the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the financial condition of the borrower. There were no nonperforming assets outstanding as of June 30, 2001, and December 31, 2000.

Management believes the level of the allowance for loan losses at June 30, 2001, is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and the credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

     NONE

Item 2 - Changes in securities

     NONE

Item 3 - Defaults upon senior securities

     NONE

Item 4 - Submission of matters to a vote of security holders

     The Annual Meeting of Shareholders of Ohio State Financial Services, Inc., was held on April 18, 2001. The following are the votes cast on each matter presented to the shareholders:

     1.  The election of directors for terms expiring in 2002:

                                                 FOR         AGAINST

     John O. Costine                            386,746       58,725
     Anton M. Godez                             386,746       58,725
     Jon W. Letzkus                             386,746       58,725
     William E. Reline                          386,746       58,725
     Manuel C. Thomas                           381,646       63,825

     2. The ratification of the selection of S. R. Snodgrass, A.C., as the auditors of Ohio State Financial Services, Inc.:

            FOR                    AGAINST                   ABSTAIN
          444,971                    -0-                       500

Item 5 - Other information

     NONE

Item 6 - Exhibits and reports on Form 8-K

     (a) List of Exhibits:

         99.1  Independent Accountant's Report

     (b) Reports on Form 8-K

         Form 8-K dated April 18, 2001, filed on April 26, 2001, reporting under
         Item 5, the Agreement and Plan of Merger, which sets forth the terms and conditions under which Advance Financial Bancorp, a Delaware corporation, will acquire all of the issued and outstanding shares of Ohio State Financial Service, Inc., an Ohio corporation. No financial statements were filed as a part of such report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      OHIO STATE FINANCIAL SERVICES, INC.

Date: August 3, 2001                  By: /s/ Jon W. Letzkus
                                          -------------------------------------
                                          Jon W. Letzkus
                                          President and Chief Executive Officer
                                          (Duly Authorized)

Date: August 3, 2001                  By: /s/ Jon W. Letzkus
                                          -------------------------------------
                                          Jon W. Letzkus
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
                                          (Principal Financial and Accounting
                                          Officer-pro tempore)